Form 10-Q
period 1996-03-31
NET 1 L P
filed 1996-05-15
CIK 821129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [Fee required]

For the period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [Fee required]

For the Transition period from                   to
                               -----------------    ----------------

Commission  File Number 33-16973

                                   NET 1 L.P.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                                        13-3421566
       ------------------------------                          ----------------
       (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

              c/o The LCP Group
            355 Lexington Avenue                                    10017
                New York, NY                                     -----------
       ------------------------------                             (Zip code)
  (Address of principal executive offices)

Registrant's telephone number, including area code (212) 692-7200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interests

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  x .  No    .
                                      ---      ---

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

                                 Not Applicable.

There is no active public market for the units of limited partnership interests issued by the Registrant.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                           CONSOLIDATED BALANCE SHEETS

                March 31, 1996 (Unaudited) and December 31, 1995

                                              ASSETS
                                                                      March 31,      December 31,
                                                                        1996             1995
                                                                     -----------     ------------
Real estate, at cost
    Buildings                                                        $15,725,091      $15,725,091
    Land                                                               7,145,912        7,145,912
                                                                     -----------      -----------
                                                                      22,871,003       22,871,003

    Less:  accumulated depreciation                                    2,001,990        1,903,854
                                                                     -----------      -----------
                                                                      20,869,013       20,967,149

Cash                                                                   2,119,000        1,816,179
Rent receivable                                                          303,980          299,843
Other assets                                                             327,337          328,907
                                                                     -----------      -----------

                                                                     $23,619,330      $23,412,078
                                                                     ===========      ===========

                               LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                                               $ 3,654,762      $ 3,686,942
Accrued interest payable                                                  32,726           33,069
Accounts payable and other liabilities                                   162,412          159,824
                                                                     -----------      -----------
                                                                       3,849,900        3,879,835
                                                                     -----------      -----------

Partners' capital (deficit):
    General Partner                                                     (175,023)        (179,767)
    Limited Partners ($1,000 per Unit,
    50,000 Units authorized, 30,772
    Units issued and outstanding)                                     19,944,453       19,712,010
                                                                     -----------      -----------

    Total partners' capital                                           19,769,430       19,532,243
                                                                     -----------      -----------

                                                                     $23,619,330      $23,412,078
                                                                     ===========      ===========

     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                        CONSOLIDATED STATEMENTS OF INCOME

                     Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                             Quarter Ended  Quarter Ended
                                               March 31,      March 31,
                                                 1996           1995
                                                ------          -----
Revenues:

      Rental                                   $872,288       $459,552
      Interest and other                         13,134         68,675
                                               --------       --------

                                                885,422        528,227
                                               --------       --------
Expenses:

      Interest                                   98,524              -
      Depreciation                               98,136         65,898
      General, administrative, and other         58,761         77,329
                                               --------       --------

                                                255,421        143,227
                                               --------       --------

Income before loss on sale of property          630,001        385,000

Loss on sale of property                              -       (324,679)
                                               --------       --------

Net income                                     $630,001       $ 60,321
                                               ========       ========
Net income per Unit of limited
      partnership interest                     $  20.06       $   1.92
                                               ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                        Quarter Ended      Quarter Ended
                                                          March 31,          March 31,
                                                            1996               1995
                                                           ------             -----
Cash flows from operating activities:

    Net income                                           $  630,001        $    60,321
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation                                         98,136             65,898
        Loss on sale of property                                  -            324,679
        Decrease in accrued interest payable                   (343)                 -
        Accrued interest added to principal
           balance of mortgage notes                          9,355                  -
        Increase in rent receivable                          (4,137)            (4,137)
        Decrease (increase) in other assets                   1,169            (23,957)
        Increase in accounts payable
           and other liabilities                              2,588              1,614
                                                         ----------        -----------
        Total adjustments                                   106,768            364,097
                                                         ----------        -----------

    Net cash provided by operating activities               736,769            424,418
                                                         ----------        -----------

Cash flows from investing activities:
    Principal payments received on note                         401                274
    Proceeds from sale of property                                -          2,649,309
                                                         ----------        -----------
    Net cash provided by investing activities                   401          2,649,583
                                                         ----------        -----------

Cash flows from financing activities:
    Principal payments on mortgage notes                    (41,535)                 -
    Cash distributions to partners                         (392,814)        (1,754,318)
                                                         ----------        -----------
    Net cash used in financing activities                  (434,349)        (1,754,318)
                                                         ----------        -----------

Net increase in cash                                        302,821          1,319,683

Cash at beginning of period                               1,816,179          3,571,950
                                                         ----------        -----------

Cash at end of period                                    $2,119,000        $ 4,891,633
                                                         ==========        ===========


Supplemental cash flow information:

Cash paid during the period for interest                 $   98,867        $         -
                                                         ==========        ===========

     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996
                                   (Unaudited)

1.       The Partnership and Basis of Presentation

         Net 1 L.P. (the "Partnership") was formed as a limited partnership on August 25, 1987 under the laws of the State of Delaware to invest in real estate or interests therein to be net leased to corporations or other entities.

         As of March 31, 1996, the Partnership has a total of 30,772 Units issued and outstanding held by approximately 1,703 limited partners.

         The unaudited financial statements reflect all adjustments that are, in the opinion of the General Partner, necessary to a fair statement of the results for the interim period presented. For a more complete understanding of the Partnership's financial position and accounting policies, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

2.       Summary of Significant Accounting Policies

         For financial statement reporting purposes all items of income are allocated in the same proportion as distributions of distributable cash.

         The Partnership has determined that the leases relating to the properties are operating leases. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At March 31, 1996, the Partnership's rent receivable primarily consists of amounts for the excess of rental revenues recognized on a straight-line basis over the rents' collectible under the leases.

         The net income per Unit of limited partnership interest was calculated by using the actual number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 30,772 during each of the quarters ended March 31, 1996 and 1995.

         Certain amounts included in the prior years' financial statements have been reclassified to conform with the current year's presentation.

         The Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", defines fair value of a financial instrument as the amount at which the instrument could be exchanged at a current transaction between willing parties. The Partnership's cash, mortgage notes payable and, accounts payable and other liabilities are carried at cost, which approximates fair value.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       Continued

         On January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This SFAS establishes the recognition and measurement criteria for impairment losses on long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This SFAS requires that an impairment loss be recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this SFAS had no effect on the Partnership's results of operations or its financial condition for the quarter ended March 31, 1996.

         Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

3.       The Partnership Agreement

         As of March 31, 1996, the Partnership has made cumulative cash distributions to the Limited Partners totaling $17,976,877. The unpaid cumulative preferred return at March 31, 1996 totaled $7,627,061 ($250.49 to $244.64 per Unit).

         On April 30, 1996, the cumulative preferred return that was unpaid at March 31, 1996 was reduced by a cash distribution for the quarter ended March 31, 1996 totaling $384,958 or $12.51 per Unit to the Limited Partners and $7,856 to the General Partner.

4.       Mortgage Notes Payable

         Principal paydowns of the mortgage notes payable for the succeeding five years are as follows:

                        Year Ending
                        December 31,                                 Amount
                        ------------                                 ------
                        1996 (9 months)                            $132,049
                        1997                                        194,854
                        1998                                        218,767
                        1999                                        245,657
                        2000                                        275,898
                        2001                                        309,913

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Leases

         Minimum total annual future rental payments receivable under the noncancelable operating leases for the properties as of March 31, 1996, follow:

                        Year Ending
                        December 31,                                 Amount
                        ------------                                 ------
                        1996 (9 months)                         $ 1,783,965
                        1997                                      2,389,984
                        1998                                      2,422,429
                        1999                                      2,467,852
                        2000                                      2,467,852
                        2001                                      2,469,105
                        Thereafter                               16,819,259
                                                                 ----------

                                                                $30,820,446
                                                                -----------

         The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

6.       Related Party Transactions

         Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). As of March 31, 1996, a property management fee of $8,674 had been paid or accrued to Leased Properties Management, Inc.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of March 31, 1996, the Partnership has made cumulative cash distributions to the Limited Partners totaling $17,976,877. The unpaid cumulative preferred return at March 31, 1996 totaled $7,627,061 (see note 3 of Notes to Consolidated Financial Statements).

The Partnership attempts to maintain a working capital reserve in an amount equal to 3% of the gross proceeds of its offering, an amount that is anticipated to be sufficient to satisfy liquidity requirements. Liquidity could be adversely affected by unanticipated costs, particularly costs relating to the vacancy of properties, tenants experiencing financial difficulties, and greater than anticipated operating expenses. To the extent that such working capital reserves are insufficient to satisfy the cost requirements of the Partnership, additional funds may be obtained through short-term or permanent loans or by reducing distributions to limited partners.

There are no material restrictions (other than the debt service requirements under the mortgage notes) upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

Results of Operations

The results of operations for the three months ended March 31, 1996, (see Consolidated Statements of Income) are attributable to the acquisition and operation of the twenty-three real property investments purchased from 1988 to 1995 and interests earned on interest-bearing bank investments.

Total revenues for the three months ended March 31,1996 increased $357,195 from the same period in 1995. Rental revenues for the three months ended March 31, 1996 increased $412,736 from the same period in 1995. The increase is primarily due to rental revenues from properties acquired in the fourth quarter of 1995, including percentage rents in the amount of $273,080 received in March 1996. Interest and other revenues decreased $55,541 from the same period in 1995. The decrease is primarily due to lower interest-bearing cash balances maintained in 1996.

Total expenses for the three months ended March 31, 1996 increased $112,194 from the same period in 1995. The increase is due to interest expense and depreciation on properties acquired (and the related mortgages assumed) in the fourth quarter of 1995.

Net income for the three months ended March 31, 1996, increased $569,680 from the same period in 1995. The increase is primarily due to the loss incurred in the amount of $324,679 on the sale of the Bloomingdale Property in 1995 and the increase in rental revenue discussed above.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings - not applicable.

ITEM 2. Changes in Securities - not applicable.

ITEM 3. Defaults under the Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5. Other Information - not applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

           (a)   Exhibits.

                 Exhibit No.               Exhibit
                 -----------               -------
                     27            Financial Data Schedule

           (b) Reports on form 8-K filed during the quarter ended March 31, 1996.

                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NET 1 L.P.

                                       By:   Lepercq Net 1 L.P.
                                             its general partner

                                       By:   Lepercq Net 1 Inc.
                                             its general partner

Date:                                  By:
     -------------------------------      --------------------------------------
                                          E. Robert Roskind
                                          President

             EXHIBIT INDEX


Exhibit No.               Description
- - ----------                -----------

   27                 Financial Data Schedule