Form 10-Q
period 1996-06-30
NET 1 L P
filed 1996-08-13
CIK 821129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee required] For the period ended June 30, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [Fee required] For the Transition period from _________________ to ________________

Commission  File Number 33-16973

                                   NET 1 L.P.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                       13-3421566
 -----------------------------                        ----------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

           c/o The LCP Group
         355 Lexington Avenue                              10017
             New York, NY                                 -------
- ----------------------------------------                 (Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code              (212) 692-7200
                                                                --------------
Securities registered pursuant to Section 12(b) of the Act:  None

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

                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS

                 June 30, 1996 (Unaudited) and December 31, 1995


                                     ASSETS
                                     ------
                                                                          June 30,                December 31,
                                                                            1996                      1995
                                                                      --------------            --------------
Real estate, at cost
    Buildings                                                         $   15,725,091            $   15,725,091
    Land                                                                   7,145,912                 7,145,912
                                                                      --------------            --------------
                                                                          22,871,003                22,871,003

    Less:  accumulated depreciation                                        2,100,126                 1,903,854
                                                                      --------------            --------------
                                                                          20,770,877                20,967,149

Cash                                                                       2,115,601                 1,816,179
Rent receivable                                                              308,117                   299,843
Other assets                                                                 328,296                   328,907
                                                                      --------------            --------------

                                                                      $   23,522,891            $   23,412,078
                                                                      ==============            ==============


                        LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                                                $    3,621,542            $    3,686,942
Accrued interest payable                                                      32,373                    33,069
Accounts payable and other liabilities                                       147,219                   159,824
                                                                      --------------            --------------
                                                                           3,801,134                 3,879,835
                                                                      --------------            --------------

Partners' capital (deficit):
    General Partner                                                         (175,977)                 (179,767)
    Limited Partners ($1,000 per Unit,
    50,000 Units authorized, 30,772
    Units issued and outstanding)                                         19,897,734                19,712,010
                                                                      --------------            --------------

    Total partners' capital                                               19,721,757                19,532,243
                                                                      --------------            --------------

                                                                      $   23,522,891            $   23,412,078
                                                                      ==============            ==============

     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                        CONSOLIDATED STATEMENTS OF INCOME

                    Quarters Ended June 30, 1996 and 1995 and
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


                                                                                              Six Months         Six Months
                                             Quarter Ended            Quarter Ended              Ended              Ended
                                               June 30,                 June 30,               June 30,           June 30,
                                                 1996                     1995                   1996               1995
                                             -------------           --------------         ------------       -------------

Revenues:

      Rental                                 $     597,667           $      459,552         $  1,469,955       $     919,104
      Interest and other                            25,700                   69,195               38,834             137,870
                                             -------------           --------------         ------------       -------------

                                                   623,367                  528,747            1,508,789           1,056,974
                                             -------------           --------------         ------------       -------------

Expenses:

      Interest expense                              97,473                        -              195,997                   -
      Depreciation                                  98,136                   65,898              196,272             131,796
      General, administrative, and other            82,617                  174,729              141,378             252,058
                                             -------------           --------------         ------------       -------------

                                                   278,226                  240,627              533,647             383,854
                                             -------------           --------------         ------------       -------------

Income before loss on sale of properties     $     345,141           $      288,120         $    975,142       $     673,120

      Loss on sale of properties                      -                        -                    -               (324,679)
                                             -------------           --------------         ------------       -------------

Net income                                   $     345,141           $      288,120         $    975,142       $     348,441
                                             -------------           --------------         ------------       -------------

Net income per Unit of limited
      partnership interest                   $       11.00           $         9.18         $      31.06       $       11.10
                                             -------------           --------------         ------------       -------------

     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                    Six Months Ended         Six Months Ended
                                                                        June 30,                 June 30,
                                                                          1996                     1995
                                                                    ----------------         ----------------

Cash flows from operating activities:
    Net income                                                      $        975,142         $        348,441
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation                                                         196,272                  131,796
        Loss on sale of properties                                              -                     324,679
        Decrease in accrued interest payable                                   (696)                      -
        Accrued interest added to principal
           balance of mortgage notes                                          18,886                      -
        Increase in rent receivable                                           (8,274)                  (8,274)
        Decrease (increase) in other assets                                        5                 (148,236)
        (Decrease) increase in accounts payable
           and other liabilities                                             (12,605)                  69,188
                                                                    ----------------         ----------------
        Total adjustments                                                    193,588                  369,153
                                                                    ----------------         ----------------

    Net cash provided by operating activities                              1,168,730                  717,594
                                                                    ----------------         ----------------

Cash flows from investing activities:
    Principal payments received on note receivable                               606                      554
    Proceeds from sale of properties                                          -                     2,649,309
                                                                    ----------------         ----------------
    Net cash provided by investing activities                                    606                2,649,863
                                                                    ----------------         ----------------
Cash flows from financing activities:
    Principal payments on mortgage notes                                     (84,286)                     -
    Cash distributions to partners                                          (785,628)              (2,147,132)
                                                                    ----------------         ----------------
    Net cash used in financing activities                                   (869,914)              (2,147,132)
                                                                    ----------------         ----------------

Net increase in cash                                                         299,422                1,220,325

Cash at beginning of period                                                1,816,179                3,571,950
                                                                    ----------------         ----------------

Cash at end of period                                               $      2,115,601         $      4,792,275
                                                                    ================         ================

Supplemental disclosure of cash flow information:

Cash payments for interest                                          $        195,301         $            -
                                                                    ================         ================


     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996
                                   (Unaudited)


1.       The Partnership and Basis of Presentation

         Net 1 L.P. (the "Partnership") was formed as a limited partnership on August 25, 1987, under the laws of the State of Delaware to invest in real estate or interests therein to be net leased to corporations or other entities.

         As of June 30, 1996, the Partnership has a total of 30,772 Units issued and outstanding held by approximately 1,700 limited partners.

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

         The Partnership has determined that the leases relating to the properties are operating leases. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At June 30, 1996, the Partnership's rent receivable primarily consists of amounts for the excess of rental revenues recognized on a straight-line basis over the rents' collectible under the leases.

         The net income per Unit amounts were calculated by using the weighted average number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 30,772, during each of the quarters and six months ended June 30, 1996 and 1995.

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

         On January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This SFAS establishes the recognition and measurement criteria for impairment losses on long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This SFAS requires that an impairment loss be recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this SFAS had no effect on the Partnership's results of operations or its financial condition for the quarter and six months ended June 30, 1996.

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

3.       The Partnership Agreement

         As of June 30, 1996, the Partnership has made cumulative cash distributions to the Limited Partners totaling $18,361,835. The unpaid cumulative preferred return at June 30, 1996, totaled $8,088,333 ($265.48 to $259.63 per Unit).

         On July 31, 1996, the cumulative preferred return that was unpaid at June 30, 1996, was reduced by a cash distribution for the quarter ended June 30, 1996, totaling $384,958 or $12.51 per Unit to the Limited Partners and $7,856 to the General Partner.

4.       Mortgage Notes Payable

         Principal paydowns of the mortgage notes payable for the succeeding five years are as follows:

           Year Ending
           December 31,                                Amount
           ---------------                             ------
           1996 (6 months)                             $ 89,298
           1997                                         194,854
           1998                                         218,767
           1999                                         245,657
           2000                                         275,898
           2001                                         309,913

5.       Leases

         Minimum total annual future rental payments receivable under the noncancelable operating leases for the properties as of June 30, 1996, follow:

            Year Ending
            December 31,                               Amount
            ---------------                          -----------
            1996 (6 months)                          $ 1,189,666
            1997                                       2,389,984
            1998                                       2,422,429
            1999                                       2,467,852
            2000                                       2,467,852
            2001                                       2,469,105
            Thereafter                                16,819,259
                                                     -----------

                                                     $30,226,147
                                                     ===========

The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

6.       Related Party Transactions

         Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). As of June 30, 1996, a property management fee of $14,617 had been paid or accrued to Leased Properties Management, Inc.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

As of June 30, 1996, the Partnership has made cumulative cash distributions to the Limited Partners totaling $18,361,835. The unpaid cumulative preferred return at June 30, 1996, totaled $8,088,333 (see note 3 of Notes to Consolidated Financial Statements).

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

Results of Operations

The results of operations for the quarter and six months ended June 30, 1996, (see Consolidated Statements of Income) are attributable to the acquisition and operation of the twenty-three real property investments purchased from 1988 to 1995, and interest earned on interest-bearing bank investments.

Total revenues for the quarter and six months ended June 30, 1996, increased $94,620 and $451,815 from the same periods in 1995. Rental revenues for the quarter and six months ended June 30, 1996, increased $138,115 and $550,851 from the same periods in 1995. The increases are primarily due to rental revenues from properties acquired in the fourth quarter of 1995 and percentage rents received in the first quarter of 1996. Interest and other revenues for the quarter and six months ended June 30, 1996, decreased $43,495 and $99,036 from the same periods in 1995. The decreases are primarily due to lower interest-bearing cash balances maintained in 1996.

Total expenses for the quarter and six months ended June 30, 1996, increased $37,599 and $149,793 from the same periods in 1995. The increases are due to interest expense and depreciation on properties acquired (and the related mortgages assumed) in the fourth quarter of 1995. General and administrative expenses for the quarter and six months ended June 30, 1996, decreased $92,112 and $110,680 from the same periods in 1995. The decreases are primarily due to state income taxes incurred in connection with the sale of the Bloomingdale Property and appraisal expenses, both in the second quarter of 1995.

Net income for the quarter ended June 30, 1996, increased $57,021 from the same period in 1995, primarily due to the increase in rental revenues discussed above. Net income for the six months ended June 30, 1996, increased $626,701 from the same period in 1995, primarily due to the loss incurred on the sale of the Bloomingdale Property in 1995 and the increase in rental revenues discussed above.

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

ITEM 3. Defaults under the Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.  Other Information - not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           Exhibit No.               Exhibit
                           -----------               -------
                                    27               Financial Data Schedule

                  (b) Reports on form 8-K filed during the quarter ended June 30, 1996.

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

                                     NET 1 L.P.

                                     By:   Lepercq Net 1 L.P.
                                           its general partner

                                     By:   Lepercq Net 1 Inc.
                                           its general partner


Date: August 12, 1996                By: /s/ E. Robert Roskind
     -----------------------------      -------------------------------------
                                        E. Robert Roskind
                                        President

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule