Form 10-Q
period 1996-09-30
NET 1 L P
filed 1996-11-07
CIK 821129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       [Fee required]
For the period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       [Fee required]
For the Transition period from _________________ to ________________

Commission  File Number 33-16973


                                   NET 1 L.P.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                              Delaware                                              13-3421566
                   ------------------------------                                ----------------
                   (State or other jurisdiction of                               (I.R.S. Employer
                   incorporation or organization)                              Identification No.)

                          c/o The LCP Group
                        355 Lexington Avenue                                          10017
                            New York, NY                                           ___________
                   ______________________________                                   (Zip code)
              (Address of principal executive offices)

Registrant's telephone number, including area code           (212) 692-7200
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

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                           CONSOLIDATED BALANCE SHEETS

              September 30, 1996 (Unaudited) and December 31, 1995

                                     ASSETS
                                     ------
                                                September 30,        December 31,
                                                    1996                 1995
                                                    ----                 ----
Real estate, at cost
    Buildings                                    $15,725,091         $15,725,091
    Land                                           7,145,912           7,145,912
                                                 -----------         -----------
                                                  22,871,003          22,871,003

    Less:  accumulated depreciation                2,198,262           1,903,854
                                                 -----------         -----------
                                                  20,672,741          20,967,149

Cash                                               2,174,382           1,816,179
Rent receivable                                      312,254             299,843
Other assets                                         329,247             328,907
                                                 -----------         -----------

                                                 $23,488,624         $23,412,078
                                                 ===========         ===========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------


Mortgage notes payable                         $  3,587,249        $  3,686,942
Accrued interest payable                             32,007              33,069
Accounts payable and other liabilities              145,388             159,824
                                               ------------        ------------
                                                  3,764,644           3,879,835
                                               ------------        ------------

Partners' capital (deficit):
    General Partner                                (175,932)           (179,767)
    Limited Partners ($1,000 per Unit,
50,000 Units authorized, 30,772
    Units issued and outstanding)                19,899,912          19,712,010
                                               ------------        ------------

    Total partners' capital                      19,723,980          19,532,243
                                               ------------        ------------

                                               $ 23,488,624        $ 23,412,078
                                               ============        ============


     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                        CONSOLIDATED STATEMENTS OF INCOME

                Quarters Ended September 30, 1996 and 1995 and
                Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                                    Nine Months       Nine Months
                                              Quarter Ended      Quarter Ended        Ended             Ended
                                               September 30,      September 30,     September 30,     September 30,
                                                   1996              1995               1996              1995
                                                   ----              ----               ----              ----

Revenues:
      Rental                                   $   598,438       $   459,552       $ 2,068,393       $ 1,378,656
      Interest and other                            42,199            65,867            81,033           203,737
                                               -----------       -----------       -----------       -----------
                                                   640,637           525,419         2,149,426         1,582,393
                                               -----------       -----------       -----------       -----------

Expenses:
      Interest expense                              96,390              --             292,387              --
      Depreciation                                  98,136            65,898           294,408           197,694
      General, administrative, and other            51,074           178,784           192,452           430,842
                                               -----------       -----------       -----------       -----------
                                                   245,600           244,682           779,247           628,536
                                               -----------       -----------       -----------       -----------

Income before loss on sale of properties       $   395,037       $   280,737       $ 1,370,179       $   953,857

      Loss on sale of properties                        --                --                --          (324,679)
                                               -----------       -----------       -----------       -----------

Net income                                     $   395,037       $   280,737       $ 1,370,179       $   629,178
                                               ===========       ===========       ===========       ===========


Net income per Unit of limited
      partnership interest                     $     12.58       $      8.94       $     43.64       $     20.04
                                               ===========       ===========       ===========       ===========


     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1996 and 1995
                                   (Unaudited)


                                                      Nine Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                            1996                     1995
                                                            ----                     ----


Cash flows from operating activities:
    Net income                                           $ 1,370,179        $   629,178
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation                                         294,408            197,694
        Loss on sale of properties                                --            324,679
        Decrease in accrued interest payable                  (1,062)                --
        Accrued interest added to principal
           balance of mortgage notes                          28,598                 --
        Increase in rent receivable                          (12,411)           (40,404)
        Increase in other assets                              (1,154)          (251,264)
        (Decrease) increase in accounts payable
           and other liabilities                             (14,436)            53,760
                                                         -----------        -----------
        Total adjustments                                    293,943            284,465
                                                         -----------        -----------

    Net cash provided by operating activities              1,664,122            913,643
                                                         -----------        -----------

Cash flows from investing activities:
    Principal payment received on note receivable                814                841
    Proceeds from sale of properties                              --          2,649,309
                                                         -----------        -----------

    Net cash provided by investing activities                    814          2,650,150
                                                         -----------        -----------

Cash flows from financing activities:
    Principal payments on mortgage notes                    (128,291)                --
    Cash distributions to partners                        (1,178,442)        (2,539,946)
                                                         -----------        -----------

    Net cash used in financing activities                 (1,306,733)        (2,539,946)
                                                         -----------        -----------

Net increase in cash                                         358,203          1,023,847

Cash at beginning of period                                1,816,179          3,571,950
                                                         -----------        -----------

Cash at the end of the period                            $ 2,174,382        $ 4,595,797
                                                         ===========        ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                 $   264,851        $         -
                                                         ===========        ===========


     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996
                                   (Unaudited)





1.       The Partnership and Basis of Presentation

         Net 1 L.P. (the "Partnership") was formed as a limited partnership on August 25, 1987, under the laws of the State of Delaware to invest in real estate or interests therein to be net leased to corporations or other entities.

         As of September 30, 1996, the Partnership has a total of 30,772 Units issued and outstanding held by approximately 1,700 limited partners.

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

2.       Summary of Significant Accounting Policies

         The Partnership's financial statements are prepared on the accrual basis of accounting for financial reporting and Federal income tax reporting purposes. Real estate is carried at cost less accumulated depreciation unless declines in the values of properties are considered other than temporary. Depreciation for financial reporting purposes is determined by the straight-line method over the estimated economic useful lives of the properties. The Partnership depreciates buildings over a 40-year period. Depreciation for tax purposes is determined in accordance with the Modified Accelerated Cost Recovery System.

         For financial statement reporting purposes all items of income are allocated in the same proportion as distributions of distributable cash.

         The Partnership has determined that the leases relating to the properties are operating leases. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At September 30, 1996, the Partnership's rent receivable primarily consists of amounts for the excess of rental revenues recognized on a straight-line basis over the rents collectible under the leases.

         The net income per Unit amounts were calculated by using the weighted average number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 30,772, during each of the quarters and nine months ended September 30, 1996 and 1995.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.       Continued

         The Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", defines fair value of a financial instrument as the amount at which the instrument could be exchanged at a current transaction between willing parties. The Partnership's cash, mortgage notes payable, and accounts payable and other liabilities are carried at cost, which approximates fair value.

         On January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This SFAS establishes the recognition and measurement criteria for impairment losses on long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This SFAS requires that an impairment loss be recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this SFAS had no effect on the Partnership's results of operations or its financial condition for the quarter and nine months ended September 30, 1996.

         Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

3.       The Partnership Agreement

         As of September 30, 1996, the Partnership has made cumulative cash distributions to the Limited Partners totaling $18,746,792. The unpaid cumulative preferred return at September 30, 1996, totaled $8,549,605 ($280.47 to $274.62 per Unit).

         On October 31, 1996, the cumulative preferred return that was unpaid at September 30, 1996, was reduced by a cash distribution for the quarter ended September 30, 1996, totaling $384,958 or $12.51 per Unit to the Limited Partners and $7,856 to the General Partner.

4.       Mortgage Notes Payable

         Principal paydowns of the mortgage notes payable for the succeeding five years are as follows:


                   Year Ending
                   December 31,                                  Amount
                   ------------                                  ------
                   1996 (3 months)                           $   45,293
                   1997                                         194,854
                   1998                                         218,767
                   1999                                         245,657
                   2000                                         275,898
                   2001                                         309,913

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5.       Leases

         Minimum total annual future rental payments receivable under the noncancelable operating leases for the properties as of September 30, 1996, follow:



                Year Ending
                December 31,                                  Amount
                ------------                                  ------
                1996 (3 months)                          $   595,365
                1997                                       2,389,984
                1998                                       2,422,429
                1999                                       2,467,852
                2000                                       2,467,852
                2001                                       2,469,105
                Thereafter                                16,819,259
                                                          ----------


                                                       $  29,631,846
                                                       =============

         The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

6.       Related Party Transactions

         Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). As of September 30, 1996, a property management fee of $20,560 had been paid or accrued to Leased Properties Management, Inc.


7.       Subsequent Events

         On October 1, 1996, the Partnership entered into an agreement with Leased Properties Management, Inc. under which Leased Properties Management, Inc. assigned its responsibilities as management agent to Lexington Corporate Properties, Inc. E. Robert Roskind is chairman of the board of directors of Lexington Corporate Properties, Inc., and controls the LCP Group, L.P. with which Leased Properties Management, Inc. is affiliated.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

As of September 30, 1996, the Partnership has made cumulative cash distributions to the Limited Partners totaling $18,746,792. The unpaid cumulative preferred return at September 30, 1996, totaled $8,549,605 (see note 3 of Notes to Consolidated Financial Statements).

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

Results of Operations

The results of operations for the quarter and nine months ended September 30, 1996, (see Consolidated Statements of Income) are attributable to the acquisition and operation of the twenty-three real property investments purchased from 1988 to 1995, and interest earned on interest-bearing bank investments.

Total revenues for the quarter and nine months ended September 30, 1996, increased $115,218 and $567,033 from the same periods in 1995. Rental revenues for the quarter and nine months ended September 30, 1996, increased $138,886 and $689,737 from the same periods in 1995. The increases are primarily due to rental revenues from properties acquired in the fourth quarter of 1995 and percentage rents received in the first quarter of 1996. Interest and other revenues for the quarter and nine months ended September 30, 1996, decreased $23,668 and $122,704 from the same periods in 1995. The decreases are primarily due to lower interest-bearing cash balances maintained in 1996.

Total expenses for the quarter ended September 30, 1996, did not materially change from the same period in 1995. Total expenses for the nine months ended September 30, 1996, increased $150,711 from the same period in 1995. The increase is primarily due to interest expense and depreciation on properties acquired (and the related mortgages assumed) in the fourth quarter of 1995, offset by a decrease in general and administrative expenses. General and administrative expenses for the quarter and nine months ended September 30, 1996, decreased $127,710 and $238,390 from the same periods in 1995. The decreases are primarily due to state income taxes incurred in connection with the sale of the Bloomingdale Property and appraisal expenses, both in 1995.

Net income for the quarter ended September 30, 1996, increased $114,300 from the same period in 1995, primarily due to the increase in rental revenues discussed above. Net income for the nine months ended September 30, 1996, increased $741,001 from the same period in 1995, primarily due to the loss incurred on the sale of the Bloomingdale Property in 1995 and the increase in rental revenues discussed above.

                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings - not applicable.

ITEM 2.  Changes in Securities - not applicable.

ITEM 3. Defaults under the Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.  Other Information - not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           Exhibit No.               Exhibit
                                    27               Financial Data Schedule

                  (b) Reports on form 8-K filed during the quarter ended September 30, 1996.

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

                                        NET 1 L.P.

                                        By:   Lepercq Net 1 L.P.
                                              its general partner

                                        By:   Lepercq Net 1 Inc.
                                              its general partner


Date: November 7, 1996                  By:   /s/ E. Robert Roskind
                                              ----------------------
                                              E. Robert Roskind
                                              President