Form 10-K405
period 1996-12-31
NET 1 L P
filed 1997-03-31
CIK 821129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]

For the fiscal year ended December 31, 1996

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]

For the Transition period from                to
Commission File Number 33-16973

                                   NET 1 L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                13-3421566
------------------------------------------         ---------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

c/o Lexington Corporate Properties, Inc.
          355 Lexington Avenue
              New York, NY                                 10017
------------------------------------------         ---------------------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code     (212) 692-7200

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

                                Yes |X|.  No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

There is no active public market for the units of limited partnership interests issued by the Registrant.

                                 Not Applicable.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

                                      None.

                                     PART I.

Forward-Looking Statements

When used in this Form 10-K Report, the words "believes", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification as a real estate partnership, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

The registrant, Net 1 L.P. (the "Partnership") is a limited partnership formed on August 25, 1987 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in existing commercial properties which are then triple net leased to corporations or other entities. The Partnership Agreement was amended and restated on September 30, 1994, which enables the Partnership to make additional real estate investments.

The General Partner of the Partnership is Lepercq Net 1 L.P., a Delaware limited partnership (the "General Partner"). Lepercq Net 1 Inc. is the general partner of the General Partner. The directors and executive officers of Lepercq Net 1 Inc. are discussed in PART III, Item 10 (Directors and Executive Officers of the Registrant). Leased Properties Management, Inc., an affiliate of Lepercq Net 1 Inc., performs certain property management services in connection with the operation of the Partnership's business.

The Partnership commenced an offering to the public of 50,000 units at $1,000 per unit of limited partnership interests (the "Units") on November 20, 1987 pursuant to the Prospectus. The Prospectus was filed with the Securities and Exchange Commission as part of the Partnership's Registration Statement on Form S-11 (No. 33-16973). On January 17, 1989, the Partnership held the final admission of Limited Partners, and the offering was terminated after a total of 31,001 Units had been sold, equaling $31,001,000 in capital contributions. As of December 31, 1996, the Partnership had invested $30,827,269 of the proceeds of the offering in the properties, which are described in Item 2 below.

The Partnership invests in net leased real properties (or interests therein) located throughout the United States, which offer the potential for (i) preserving and protecting the capital of the limited partners of the Partnership, (ii) providing increasing cash distributions from operations during the term of the Partnership, (iii) providing tax benefits so that a portion of the cash distributions is sheltered from current income taxation, and (iv) appreciation in value of the Partnership's investments.

Investments are made in various types of commercial real properties and interests therein. Such investments may include, but are not limited to: fitness centers, warehouses, distribution centers, office buildings, retail stores, hotels, motels, nursing homes and congregate care facilities. The Partnership will not invest in restaurant properties. Investments will not be restricted as to specific geographical areas; however, all of the Partnership's investments will be made within the United States. The Partnership acquired its original portfolio of properties without acquisition financing, but it borrowed an amount through a closing loan sufficient to pay all or a portion of the Partnership's organization, offering and acquisition expenses. The real estate investments made during 1995 and 1994 were acquired with a combination of acquisition financing and cash balances.

Each of the following properties (as hereinafter defined) accounted for 10% or more of consolidated rental revenues for the years ended December 31, as follows:

  Property                 1996                  1995                 1994
  --------                 ----                  ----                 ----

Scandinavian                25%                   36%                  36%
Autozone                    29%                   40%                  41%
Greyhound                   13%                   18%                  17%
Sumter                      18%                    -                    -
Gainesville                 12%                    -                    -

At December 31, 1996, the Scandinavian property accounted for 21%, the AutoZone properties accounted for 27%, the Greyhound properties accounted for 9%, the Sumter property accounted for 16% and the Gainesville property accounted for 13% of total assets.

The Partnership attempts to maintain a working capital cash reserve in an amount equal to 3% of the gross proceeds of the offering, which is anticipated to be sufficient to satisfy liquidity requirements. Liquidity of the Partnership could be adversely affected by unanticipated costs, particularly costs relating to the vacancy of properties, tenants experiencing financial difficulties, and greater than anticipated operating expenses. To the extent that such working capital reserves are insufficient to satisfy the cash requirements of the Partnership, additional funds may be obtained either through short-term or permanent loans or by reducing distributions to limited partners.

The Partnership operates in one industry segment, investment in net leased real property.

Competition

The real estate business is highly competitive and the Partnership competes with numerous established companies having significantly greater resources and experience. Competition may also come from other partnerships which have been or may be formed by the General Partner or its affiliates.

Employees

The Partnership has no employees. All necessary personnel are provided by the General Partner or its affiliates or agents. See Part III Item 10, "Directors and Executive Officers of the Registrant" and Item 13, "Certain Relationships and Related Transactions."

ITEM 2. PROPERTIES

On July 18, 1988, the Partnership acquired a two-story health and tennis club facility (the "Scandinavian Property") located on three acres of land. It encompasses 36,500 gross square feet and is leased solely to Scandinavian U.S. Swim and Fitness, Inc., an indirect wholly owned subsidiary of Bally's Health and Tennis Corporation (HTC), under a net lease. The lease has a 20-year base term expiring July 17, 2008, with two optional five-year renewal terms.

On August 26, 1988, the Partnership acquired 16 Autozone stores (the "Autozone Properties"). Each of the Autozone Properties encompasses approximately 5,400 square feet in area (except for the 9,366 square-foot property in Florida) and is leased solely to AutoZone Inc. under 16 net leases. Each of the 16 leases has a 20-year base term expiring on August 25, 2008, with three optional renewal terms of five years each.

On February 28, 1989, the Partnership acquired an aggregate 99.9% general partnership interest in Subnet 1 Partners, a Delaware special purpose general partnership. On that date, Subnet 1 Partners acquired four bus terminals (the "Greyhound Properties") located in Barstow, San Bernardino, Stockton, and San Luis Obispo, California for an aggregate purchase price of $2,674,000. During 1991, all of the assets of Subnet 1 Partners were transferred to the Partnership and Subnet 1 Partners was dissolved. With the exception of the property in Barstow, California the Greyhound properties are leased to Greyhound Lines, Inc. ("Greyhound").

On August 22, 1994, the Partnership acquired approximately .835 acres of land with a building of approximately 9,300 square feet located in the City of Lynchburg, Virginia for approximately $751,000. The property is leased to Circuit City Stores, Inc. The lease has a 20-year base term expiring November 30, 2006 with two optional renewal terms of ten years each. The annual base rent is currently $73,072. The annual base rent is to be increased by 17.5% on the first day following each five-year period.

On July 14, 1995, the Partnership acquired a 99% limited partnership interest in Net 1 Sumter L.P., a Delaware special purpose limited partnership. The purpose of this partnership is to purchase, own, improve, lease, manage and sell a real property located at 853 Broad Street Sumter, South Carolina. On November 27, 1995, Net 1 Sumter L.P. acquired the Sumter Property for an aggregate purchase price of approximately $3.85 million. Related acquisition fees of $65,431 were incurred, of which $37,873 were paid to affiliates of the General Partner. The total acquisition cost was satisfied by a cash payment of $1,739,542 and an assumption of a 20-year, 10.375% secured note of $2,110,163. The Sumter Property is leased to Wal-Mart Stores Inc. The lease has a 25-year base term expiring January 31, 2008 with five optional renewal terms of five years each. The annual base rent is $328,113.

On November 14, 1995, the Partnership acquired a 99% limited partnership interest in Net 1 Gainesville L.P., a Delaware special purpose limited partnership. The purpose of this partnership is to purchase, own, improve, lease, manage and sell a real property located at 2275 Brown's Bridge Road, Gainesville, Georgia. On December 28, 1995, Net 1 Gainesville L.P. acquired the Gainesville Property for an aggregate purchase price of approximately $2.96 million. Related acquisition fees of $50,982 were incurred, of which $29,090 were paid to affiliates of the General Partner. The total acquisition cost was satisfied by a cash payment of $1,375,982 and an assumption of a 116-month, 13% first mortgage note of $1,197,461 and a 176-month, 7.5% second mortgage note of $440,476. The Gainesville Property is leased to Wal-Mart Stores Inc. The lease has a 25-year base term expiring January 31, 2009 with five optional renewal terms of five years each. The annual base rent is $218,188.

Minimum future rental payments receivable under the leases during the base terms for the properties owned by the Partnership at December 31, 1996 are as follows:

                                                                                               Wal-Mart       Wal-Mart
                                                                                    Circuit     Sumter       Gainesville
     Year              Total           Bally's      Autozone        Greyhound        City         SC             GA
     ----              -----           -------      --------        ---------        ----         --             --
     1997      $   2,399,476            677,114        735,559        354,643       85,859      328,113        218,188
     1998          2,431,921            709,559        735,559        354,643       85,859      328,113        218,188
     1999          2,477,344            754,982        735,559        354,643       85,859      328,113        218,188
     2000          2,477,344            754,982        735,559        354,643       85,859      328,113        218,188
     2001          2,478,597            754,982        735,559        354,643       87,112      328,113        218,188
     2002          2,492,370            754,982        735,559        354,643      100,885      328,113        218,188
     2003          2,528,546            791,158        735,559        354,643      100,885      328,113        218,188
     2004          2,579,193            841,805        735,559        354,643      100,885      328,113        218,188
     2005          2,579,193            841,805        735,559        354,643      100,885      328,113        218,188
     2006          2,570,786            841,805        735,559        354,643       92,478      328,113        218,188
     2007          2,478,308            841,805        735,559        354,643                   328,113        218,188
     2008          1,581,600            491,053        490,373        354,643                    27,343        218,188
     2009             77,289                                           59,107                                   18,182
                ------------       ------------   ------------    -----------   ----------    -----------   -----------

               $  29,151,967          9,056,032      8,581,522      4,314,823      926,566      3,636,586     2,636,438
                ============       ============   ============    ===========   ==========    ===========   ===========

ITEM 3. LEGAL PROCEEDINGS

Neither the Partnership nor its properties are subject to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1996 to a vote of Unit holders.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the near future. Further, the transfer of Units is subject to substantial restrictions. Accordingly, information as to the market value of a Unit at any given date is not available.

As of December 31, 1996, there were 1,724 investors holding 30,772 limited partnership units.

The Partnership is a limited partnership and, accordingly, does not pay dividends. However, the Partnership makes quarterly cash distributions. As of December 31, 1996, the Partnership has made cumulative cash distributions totaling $19,131,750 to the Limited Partners and $390,444 to the General Partner. (See note 3 of Notes to Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership for the years ended December 31:

                             1996           1995          1994          1993         1992
                             ----           ----          ----          ----         ----
Rental revenue          $   2,706,557  $   1,903,066  $  1,883,659  $  2,977,101  $ 2,913,205
                        =============  =============  ============  ============  ===========

Income (loss) before
 extraordinary item     $   1,547,428  $   1,093,304  $  2,591,607  $   (607,806) $ 1,214,204
                        =============  =============  ============  ============  ===========

Income (loss) before
 extraordinary item
 per Unit of limited
 partnership
 interest (*)           $46.39 to      $32.59 to      $76.23 to     $(20.35) to     $34.77 to
                                51.03          36.16         86.34        (17.71)       41.02
                        =============  =============  ============  ============  ===========

Extraordinary item      $        --    $        --    $  1,200,239  $       --    $      --
                        =============  =============  ============  ============  ===========

Extraordinary item
 per Unit of limited
 partnership
 interest (*)           $        --    $        --    $35.31 to     $       --    $      --
                                 --             --           39.98          --           --
                        =============  =============  ============  ============  ===========

Net income (loss)       $   1,547,428  $   1,093,304  $  3,791,846  $   (607,806) $ 1,214,204
                        =============  =============  ============  ============  ===========

Net income (loss)
  per Unit of limited
  partnership
  interest (*)          $46.39 to      $32.59 to      $111.54 to    $(20.35) to     $34.77 to
                                51.03          36.16        126.32        (17.71)       41.02
                        =============  =============  ============  ============  ===========

Total assets            $  23,178,903  $  23,412,078  $ 21,419,936  $ 26,323,152  $29,098,088
                        =============  =============  ============  ============  ===========

Mortgage notes payable
  and long-term debt
  (including accrued
  interest added to
  principal)            $   3,551,850  $   3,686,942  $       --    $  6,994,697  $ 6,735,481
                        =============  =============  ============  ============  ===========

Cash distributions -
  limited partners
  (per Unit)            $       50.04  $       93.40  $      50.04  $      65.67  $     72.07
                        =============  =============  ============  ============  ===========

(*) Amounts allocated to and received by unit holders vary depending on the dates they became unit holders.

The above financial data should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

On November 20, 1987, the Partnership commenced the sale of up to 50,000 Units of limited partnership interests at $1,000 per Unit with the option to offer an additional 50,000 Units. As of January 17, 1989, the Partnership had raised a total of $31,001,000 in capital contributions (31,001 Units) and the offering was terminated. The net offering proceeds consisting of aggregate gross offering proceeds of $31,001,000 less related offering costs of $3,781,361, along with the proceeds from the closing loan and other mortgage debt, have been utilized by the Partnership to invest in triple net leased real estate properties (or interests therein); to pay for related property acquisition expenses, financing and acquisition fees; and to provide for a working capital reserve.

Pursuant to the Partnership Agreement, limited partnership Units may be repurchased at 90% of the net asset value 60 days after the offer to repurchase has been made. No Units have been repurchased since 1990.

The Partnership attempts to maintain a working capital reserve in an amount equal to 3% of the gross proceeds of its offering, an amount which is anticipated to be sufficient to satisfy liquidity requirements. Liquidity of the Partnership could be adversely affected by unanticipated costs, additional lessees experiencing financial difficulties and greater than anticipated operating expenses. To the extent that such working capital reserves are insufficient to satisfy the cost requirements of the Partnership, additional funds may be obtained through short-term or permanent loans or by reducing distributions to limited partners.

As of December 31, 1996, the Partnership has made cumulative cash distributions to the Limited Partners totaling $19,131,750. The unpaid cumulative preferred return at December 31, 1996 totaled $9,010,878 (see note 3 of Notes to Consolidated Financial Statements). The ability of the Partnership to maintain or increase cash distributions to limited partners is dependent upon investments in additional income producing properties.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

Results of Operations

The results of operations for the years ended December 31, 1996, 1995, and 1994 are primarily attributable to the acquisition and operations of the real property investments as described in Item 2.

Total revenues for the year ended December 31, 1996, increased $640,093 from 1995, primarily due to a full year effect of rental revenues received on properties acquired in 1995, offset by lower interest income on investments of excess cash. Total revenues for the year ended December 31, 1995 increased $154,117 from 1994, primarily due to higher interest earned on interest bearing bank investments.

Rental revenues for the year ended December 31, 1996, increased $803,491 from 1995, primarily due to a full year effect of rental income on properties acquired in 1995. Rental revenues for the year ended December 31, 1995, did not materially change from 1994.

The Partnership has recorded provisions for losses related to its properties of $6,113,530 in 1994.

Total expenses for the year ended December 31, 1996, increased $510,648 from 1995, primarily due to interest expense and depreciation on properties acquired in the fourth quarter of 1995. Total expenses for the year ended December 31, 1995 decreased $6,517,220, primarily due to the provision for losses on properties in 1994 and decreases in general and administrative expenses and depreciation.

Interest expense in 1995 was comparable to 1994. General and administrative expenses for the year ended December 31, 1995 decreased $155,534 from 1994, primarily due to a decrease in property operating expenses.

Net income for the year ended December 31, 1996, increased $454,124, primarily due to percentage rent received. Net income for the year ended December 31, 1995 decreased $2,698,542, from 1994, primarily due to proceeds from the lease termination on the Bloomingdale Property and the gain on the settlement of the long-term closing loan offset by the provision for losses on properties, all of which occurred in 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                                      INDEX

                                                                          Page
                                                                          ----

Independent Auditors' Report                                               12

Consolidated Balance Sheets at December 31, 1996 and 1995                  13

Consolidated Statements of Income for the years ended
December 31, 1996, 1995 and 1994                                           14

Consolidated Statements of Changes in Partners' Capital (Deficit)
for the years ended December 31, 1996, 1995 and 1994                       15

Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994                                           16

Notes to Consolidated Financial Statements                               17 - 23

Consolidated Financial Statement Schedule*

*Real Estate and Accumulated Depreciation Schedule III                     24

----------

* All other schedules have been omitted because the required financial information is not applicable or the information is shown in the financial statements or notes thereto.

                          Independent Auditors' Report

The Partners
Net 1 L.P.:

We have audited the consolidated financial statements of Net 1 L.P. and consolidated partnerships as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Net 1 L.P. and consolidated partnerships as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG Peat Marwick LLP

New York, New York
March 6, 1997

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995

                 Assets                               1996           1995
                                                  ------------   -----------
Real estate, at cost (notes 4 and 5):
    Buildings                                     $ 15,725,091    15,725,091
    Land                                             7,145,912     7,145,912
                                                  ------------   -----------
                                                    22,871,003    22,871,003

    Less:  accumulated depreciation                  2,296,399     1,903,854
                                                  ------------   -----------
                                                    20,574,604    20,967,149

Cash and cash equivalents                            2,123,011     1,816,179
Rent receivable                                        315,325       299,843
Other assets                                           165,963       328,907
                                                  ------------   -----------

                                                  $ 23,178,903    23,412,078
                                                  ============   ===========

        Liabilities and Partners' Capital

Mortgage notes payable (note 5)                      3,551,850     3,686,942
Accrued interest payable (note 5)                       31,631        33,069
Accounts payable and other liabilities                  87,007       159,824
                                                  ------------   -----------

                                                     3,670,488     3,879,835

Commitments and contingencies (note 5)

Partners' capital (note 3):
    General Partner                                   (180,243)     (179,767)
    Limited Partners ($1,000 per Unit,
    50,000 Units authorized, 30,772
    Units issued and outstanding)                   19,688,658    19,712,010
                                                  ------------   -----------

                  Total partners' capital           19,508,415    19,532,243
                                                  ------------   -----------

                                                  $ 23,178,903    23,412,078
                                                  ============   ===========

See accompanying notes to consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 1996, 1995 and 1994

                                                           1996              1995               1994
                                                        ----------        ----------         ----------
Revenues:
    Rental (notes 4 and 6)                              $2,706,557         1,903,066          1,883,659
    Interest                                               101,419           253,441            118,992
    Other income                                            16,067            27,443             27,182
                                                        ----------        ----------         ----------

                                                         2,824,043         2,183,950          2,029,833
                                                        ----------        ----------         ----------

Expenses:
    Interest (note 5)                                      387,658            26,857             45,206
    Depreciation                                           392,545           275,215            499,234
    General, administrative, and other (note 7)            496,412           463,895            619,429
    Amortization of deferred expenses                         --                --                5,788
    Provision for losses on properties (note 4)               --                --            6,113,530
                                                        ----------        ----------         ----------

                                                         1,276,615           765,967          7,283,187
                                                        ----------        ----------         ----------

Income (loss) before loss on sale of properties,
    lease termination proceeds and
    extraordinary item                                   1,547,428         1,417,983         (5,253,354)

Loss on sale of properties, net (note 4)                      --            (324,679)           (55,039)
Proceeds from lease termination (note 4)                      --                --            7,900,000
                                                        ----------        ----------         ----------

Income before extraordinary item                         1,547,428         1,093,304          2,591,607

Gain on settlement of long-term
    closing loan, net (note 5)                                --                --            1,200,239
                                                        ----------        ----------         ----------

Net income                                              $1,547,428         1,093,304          3,791,846
                                                        ==========        ==========         ==========

Income before extraordinary
  item per Unit of limited partnership
  interest (*)                                          $46.39 to 51.03   32.59 to 36.16     76.23 to 86.34
                                                        ===============   ==============     ==============

Extraordinary item per Unit of limited
  partnership interest (*)                              $     --                --           35.31 to 39.98
                                                        ===============   ==============     ==============

Net income per Unit of limited
    partnership interest (*)                            $46.39 to 51.03   32.59 to 36.16     111.54 to 126.32
                                                        ===============   ==============     ================

(*) Amounts allocated to received by unit holders vary depending on the dates they became unit holders.

See accompanying notes to consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)

                  Years ended December 31, 1996, 1995 and 1994

                                                       General       Limited
                                         Total         Partner       Partners
                                      ------------     --------     -----------
Partners' capital (deficit)
     at December 31, 1993             $ 19,151,109     (187,390)     19,338,499

Net income                               3,791,846       75,837       3,716,009

Cash distributions                      (1,571,256)     (31,425)     (1,539,831)
                                      ------------     --------     -----------

Partners' capital (deficit)
     at December 31, 1994               21,371,699     (142,978)     21,514,677

Net income                               1,093,304       21,866       1,071,438

Cash distributions                      (2,932,760)     (58,655)     (2,874,105)
                                      ------------     --------     -----------

Partners' capital (deficit)
     at December 31, 1995               19,532,243     (179,767)     19,712,010

Net income                               1,547,428       30,949       1,516,479

Cash distributions                      (1,571,256)     (31,425)     (1,539,831)
                                      ------------     --------     -----------

Partners' capital (deficit)
     at December 31, 1996             $ 19,508,415     (180,243)     19,688,658
                                      ============     ========     ===========

See accompanying notes to consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1996, 1995 and 1994

                                                             1996          1995          1994
                                                         -----------    ----------    ----------
Cash flows from operating activities:
    Net income                                           $ 1,547,428     1,093,304     3,791,846
                                                         -----------    ----------    ----------
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation and amortization                         392,545       275,215       505,022
       Provision for losses on properties                       --            --       6,113,530
       Loss on sale of properties, net                          --         324,679        55,039
       (Increase) decrease in rent receivable                (15,482)      (16,548)      147,171
       Decrease (increase) in other assets                   161,704      (171,980)      (28,375)
       (Decrease) increase in accrued interest payable        (1,438)       33,069       (43,905)
       Gain on settlement of long-term
          closing loan, net                                     --            --      (1,200,239)
       (Decrease) increase in accounts
         payable and other liabilities                       (72,817)      111,587       (85,204)
                                                         -----------    ----------    ----------
          Total adjustments                                  464,512       556,022     5,463,039
                                                         -----------    ----------    ----------
          Net cash provided by operating activities        2,011,940     1,649,326     9,254,885
                                                         -----------    ----------    ----------

Cash flows from investing activities:
    Acquisition of real estate                                  --      (6,809,722)     (751,217)
    Proceeds from sale of properties                            --       2,649,309     1,570,353
    Principal payment received on note                         1,240         1,134           616
                                                         -----------    ----------    ----------
          Net cash provided by (used in)
            investing activities                               1,240    (4,159,279)      819,752
                                                         -----------    ----------    ----------

Cash flows from financing activities:
     Proceeds of mortgage notes payable                         --       3,694,198          --
     Principal payments on mortgage notes                   (135,092)       (7,256)         --
     Cash distributions to partners                       (1,571,256)   (2,932,760)   (1,571,256)
     Repayment of long-term closing loan                        --            --      (5,595,758)
                                                         -----------    ----------    ----------
          Net cash (used in) provided by
            financing activities                          (1,706,348)      754,182    (7,167,014)
                                                         -----------    ----------    ----------

          Net increase (decrease) in cash and
            cash equivalents                                 306,832    (1,755,771)    2,907,623

Cash and cash equivalents at beginning of year             1,816,179     3,571,950       664,327
                                                         -----------    ----------    ----------

Cash and cash equivalents at end of year                 $ 2,123,011     1,816,179     3,571,950
                                                         ===========    ==========    ==========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest               $   389,096         2,433        89,111
                                                         ===========    ==========    ==========

Supplemental schedule of non-cash financing and investing activities:
During 1994, $2,973,988 net of provisions for losses on properties of $6,113,530 was reclassified to properties held for sale.

See accompanying notes to consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

1.     The Partnership

       Net 1 L.P. (the "Partnership") was formed as a limited partnership on August 25, 1987 under the laws of the State of Delaware to invest in real estate or interests therein to be net leased to corporations or other entities.

       On November 20, 1987, the Partnership commenced the sale of up to 50,000 Units of limited partnership interests at $1,000 per Unit with the option to offer an additional 50,000 Units. As of the last admission of Limited Partners, which occurred on January 17, 1989, the Partnership had raised a total of $31,001,000 (31,001 Units) from 1,638 investors and the offering was terminated.

       Pursuant to the partnership agreement, limited partnership units may be repurchased, beginning in 1990. On September 30, 1990, the Partnership repurchased 229 limited partnership units for an aggregate purchase price of $169,930. No additional Units have been repurchased.

       As of December 31, 1996 there was a total of 1,724 investors holding 30,772 limited partnership units.

2.     Summary of Significant Accounting Policies

       The Partnership's financial statements are prepared on the accrual basis of accounting for financial reporting and Federal income tax reporting purposes.

       Real estate is carried at cost less accumulated depreciation. On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." This SFAS establishes the recognition and measurement criteria for impairment losses on long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This SFAS requires that an impairment loss be recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this SFAS had no effect on the Partnership's results of operations or its financial condition for the year December 31, 1996. Acquisition fees incurred in connection with the properties acquired have been capitalized as a component of the cost of such properties. Depreciation for financial reporting and Federal income tax purposes is determined by the straight-line method over the economic useful life of the property estimated to be 40 years for depreciable real property.

       The financial statements reflect the accounts of the Partnership, Net 1 Sumter L.P. and Net 1 Gainesville L.P., on a consolidated basis. The Partnership owns a 99% limited partnership interest in each of Net 1 Sumter L.P. and Net 1 Gainesville L.P. The minority interest is not significant and is included in other liabilities and general, administrative and other expenses in the accompanying consolidated financial statements.

                                                                     (Continued)

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

2., Continued

       For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments to be cash equivalents. The balance sheet caption cash and cash equivalents includes $2.096 million of money market instruments at December 31, 1996.

       The Partnership uses the accrual basis of accounting for Federal income tax purposes. No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

       The leases relating to the properties are operating leases in accordance with SFAS 13. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At December 31, 1996 and 1995, rent receivable primarily consists of amounts for the excess of rental revenues recognized on a straight-line basis over the rents collectible under the leases.

       Income per Unit amounts were calculated by using the weighted average number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average Units outstanding was 30,772 for the years ended December 31, 1996, 1995 and 1994.

       The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged at a current transaction between willing parties. The Partnership's cash, mortgage notes payable, and accounts payable and accrued liabilities are considered to be financial instruments and are carried at cost, which approximates fair value.

       Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

3.     The Partnership Agreement

       Pursuant to the terms of the Partnership Agreement, the General Partner is liable for all general obligations of the Partnership to the extent not paid by the Partnership. The Limited Partners are not and will not be liable for the debts of the Partnership beyond their contributed capital.

       Distributable cash from operations, as defined in the Partnership Agreement, is generally to be distributed 98% to the Limited Partners and 2% to the General Partner until each Limited Partner has received total distributions from operations equal to an 11% cumulative non-compounded preferred return. Thereafter, such distributions are to be made 90% to the Limited Partners and 10% to the General Partner.

       Distributable cash from capital transactions, as defined, is generally to be distributed 99% to the Limited Partners and 1% to the General Partner until each Limited Partner has received total distributions from capital transactions equal to an 11%, cumulative non-compounded preferred return plus a return of capital contributions. Thereafter, such distributions are to be made 85% to the Limited Partners and 15% to the General Partner.

                                                                     (Continued)

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

3., Continued

       For financial statement reporting purposes, all items of income are allocated in the same proportion as cumulative distributions of distributable cash.

       Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. As of December 31, 1996, the Partnership has made cumulative cash distributions to the Limited Partners totaling $19,131,750 ($643.73 to $585.19 per unit, per close). The unpaid cumulative preferred return at December 31, 1996 totaled $9,010,878 ($293.41 to $289.61 per Unit, per close).

       Cash distributions paid per Unit of limited partnership interest for each of the years in the three-year period ended December 31, 1996 were $50.04, $93.40, and $50.04, respectively.

       On January 31, 1997, the unpaid cumulative preferred return at December 31, 1996 was reduced by a cash distribution to the Limited Partners for the quarter ended December 31, 1996 totaling $384,958 ($12.51 per unit) (see note 8).

       The Partnership Agreement was amended and restated on September 30, 1994, which enables the Partnership to make additional real estate investments.

       Taxable income, as defined, before depreciation, generally is allocated in the same proportion as cumulative distributions of distributable cash or cumulative proceeds from capital transactions (other than the portion of such proceeds constituting a return of capital). Depreciation and amortization expense, to the extent that it does not exceed income before depreciation for such year, shall be allocated in the same ratio as taxable income. Any excess of such depreciation deductions shall be allocated 98% to the Limited Partners and 2% to the General Partner. For financial statement reporting purposes all items of income are allocated in the same proportion as distributions of distributable cash or proceeds from capital transactions.

4.     Investments in Real Estate

       On June 28, 1988, the Partnership acquired an office building located in Bloomingdale, Illinois (the "Bloomingdale Property") for a purchase price of $10,150,400. The Bloomingdale Property was leased to Policy Management Systems Corporation ("PMSC"), a company which services health insurance systems software. On February 14, 1994, the Partnership entered into a lease termination agreement with PMSC which released PMSC from its obligation to pay rent in exchange for a cash payment of $7.9 million.

       On November 30, 1994, the Partnership entered into an agreement to sell the property for $3 million. Accordingly, the Partnership wrote down the carrying value of the property to the amount of estimated net proceeds to be realized by incurring a provision for loss of $6,113,530 for the year ended December 31,1994. The Bloomingdale Property was sold on March 15, 1995 for approximately $3 million and with proceeds of $2,649,309. The Partnership incurred a loss of approximately $325,000 from the sale.

                                                                     (Continued)

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

4., Continued

       On July 18, 1988, the Partnership acquired a health and tennis club facility located in Phoenix, Arizona (the "Scandinavian Property") for a purchase price of $5,520,700. The Scandinavian Property is leased to Scandinavian U.S. Swim and Fitness, Inc., an indirect and wholly owned subsidiary of Bally Health and Tennis Corporation, a major operator of fitness centers in the United States. The lease has a 20-year base term expiring July 17, 2008, with two optional five-year renewal terms. The minimum net rents to be received during the first five years of the base term of the lease are $607,277 per annum. The rent payable under the lease will be increased at the expiration of the first 60 months of the term of the lease and will increase every 60 months thereafter by 11.5% of the rent payable during the preceding 60-month period. If the lessee executes its option, the annual rent amounts will be similarly increased.

       On August 26, 1988 the Partnership acquired 16 Autozone stores (the "Autozone Properties") located in five states for a purchase price of $6,538,300. The Autozone Properties are leased to AutoZone Inc., a privately held company which sells automotive parts. The 16 leases each have a 20-year base term expiring on August 25, 2008 with three optional renewal terms of five years each. The total annual net rents for all 16 leases during the base term are equal to the greater of $735,559 or 2.25% of the aggregate gross sales of the Autozone Properties. From inception of the lease, 2.25% of the aggregate gross sales have not exceeded $735,559. During the renewal terms, rents are the greater of 2% of the aggregate gross sales or the average annual rent paid in the last two years of the term preceding the start of such renewal term.

       On February 1, 1989, the Partnership acquired a warehouse distribution facility located in Warwick Township, Pennsylvania (the "Nichols Property") for a purchase price of $4,085,000. The Nichols Property was leased to Schreiber Company, a distributor of nationally advertised brand-name products. On April 26, 1991, the tenant of the Nichols Property filed a petition with the United States Bankruptcy Court (the "Bankruptcy Court") for relief under Chapter 11 of the United States Code (the "Bankruptcy Code"). The tenant of the Nichols Property liquidated its assets, discontinued its business operations and vacated the Nichols Property.

       In 1993, the Partnership wrote down the value of the property, to what it believed was the investment's recoverable value, by charging provisions for losses on real estate of $1,000,000. On May 4, 1994, the Partnership sold the property for $1.5 million and realized a loss of approximately $64,000.

       On February 28, 1989, the Partnership acquired an aggregate 99.9% general partnership interest in Subnet 1 Partners, a Delaware special purpose general partnership. On that date, Subnet 1 Partners acquired four bus terminals (the "Greyhound Properties") located in Barstow, San Bernardino, Stockton, and San Luis Obispo, California for an aggregate purchase price of $2,756,800. During 1991, all of the assets of Subnet 1 Partners were transferred to the Partnership and Subnet 1 Partners was dissolved. With the exception of the property in Barstow, California, the Greyhound Properties are leased to Greyhound Lines, Inc. ("Greyhound").

                                                                     (Continued)

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

4., Continued

       On August 22, 1994, the Partnership acquired approximately .835 acres of land, with a building of approximately 9,300 square feet located in the City of Lynchburg, Virginia for approximately $751,000. The property is net leased to Circuit City Stores, Inc. The lease has a 20-year base term expiring November 30, 2006 with two optional renewal terms of ten years each. The annual base rent is $73,072. The annual base rent is to be increased by 17.5% on the first day following each five-year period.

       On July 14, 1995, the Partnership acquired a 99% limited partnership interest in Net 1 Sumter L.P., a Delaware special purpose limited partnership. The purpose of this partnership is to purchase, own, improve, lease, manage and sell a real property located at 853 Broad Street, Sumter, South Carolina. On November 27, 1995, Net 1 Sumter L.P. acquired the Sumter Property for an aggregate purchase price of approximately $3.85 million. Related acquisition fees of $65,431 were incurred, of which $37,843 were paid to affiliates of the General Partner. The total acquisition cost was satisfied by a cash payment of $1,739,542, and an assumption of a 20-year, 10.375% secured note of $2,110,163. The Sumter Property is leased to Wal-Mart Stores Inc. The lease has a 20-year base term expiring January 31, 2008 with five optional renewal terms of five years each. The annual base rent is $328,113.

       On November 14, 1995, the Partnership acquired a 99% limited partnership interest in Net 1 Gainesville L.P., a Delaware special purpose limited partnership. The purpose of this partnership is to purchase, own, improve, lease, manage and sell a real property located at 2275 Brown's Bridge Road, Gainesville, Georgia. On December 28, 1995, Net 1 Gainesville L.P. acquired the Gainesville Property for an aggregate purchase price of approximately $2.96 million. Related acquisition fees of $50,982 were incurred, of which $29,090 were paid to affiliates of the General Partner. The total acquisition cost was satisfied by a cash payment of $1,375,982 and assumption of a 116-month, 13% first mortgage note of $1,197,461 and a 176-month, 7.5% second mortgage note of $440,476. The Gainesville Property is leased to Wal-Mart Stores Inc. The lease has a 25-year base term expiring January 31, 2009 with five optional renewal terms of five years each. The annual base rent is $218,188.

5.     Mortgage Notes Payable and Long-Term Closing Loan

       In 1988, an agreement was entered into with a commercial lender to provide the Partnership with a loan ("closing loan") in an amount up to $8,500,000. In February 1992, the commercial lender which provided the closing loan was placed in receivership by the Federal Deposit Insurance Corporation ("FDIC"). The settlement agreement with the FDIC resulted in a net gain of $1,200,239 to the Partnership.

       On July 14, 1995, the Partnership acquired a 99% limited partnership interest in Net 1 Sumter L.P. and in Net 1 Gainesville L.P., Delaware special purpose limited partnerships. On November 27, 1995, Net 1 Sumter L.P. acquired the Sumter Property for approximately $3.85 million by a cash payment and by an assumption of a 20-year, 10.375% secured note. The balance of the note on the date of acquisition was $2,110,163. The debt service of $25,500 is payable monthly in arrears.

                                                                     (Continued)

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

5., Continued

       On December 28, 1995, Net 1 Gainesville L.P. acquired the Gainesville Property by a cash payment and assumption of a 116-month, 13% first mortgage note and a 176-month, 7.5% second mortgage note. The balances of the mortgage notes on the date of acquisition were $1,197,461 and $440,476. The first mortgage note provides for debt service payments of $18,182 and is payable monthly in arrears while interest on the second note is accruing and being added to principal.

       Principal paydowns of the mortgage notes payable for the succeeding five years are as follows:

                Year ending December 31       Amount
                -----------------------       ------

                          1997               $194,855
                          1998                218,767
                          1999                245,657
                          2000                275,898
                          2001                309,914
                                             ========

6.     Leases

       Minimum future rental payments receivable under noncancelable operating leases for the properties as of December 31, 1996 are as follows:

                Year ending December 31       Amount
                -----------------------       ------

                          1997               $ 2,399,476
                          1998                 2,431,921
                          1999                 2,477,344
                          2000                 2,477,344
                          2001                 2,478,597
                          Thereafter          16,887,285
                                             -----------
                                             $29,151,967
                                             ===========

       The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

                                                                     (Continued)

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994


6., Continued

       Each of the following properties (as hereinafter defined) accounted for 10% or more of rental revenues shown for the years ended December 31:

                    Property              1996         1995         1994
                    --------              ----         ----         ----

                  Scandinavian             25%          36%          36%
                  AutoZone                 29%          40%          41%
                  Greyhound                13%          18%          17%
                  Sumter                   18%           -            -
                  Gainesville              12%           -            -

       At December 31, 1996, the Scandinavian property accounted for 21%, the AutoZone properties accounted for 27%, the Greyhound properties accounted for 9%, the Sumter property accounted for 16% and the Gainesville property accounted for 13%, of total assets.

7.     Related Parties

       Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the years ended December 31, 1996, 1995 and 1994, management fees totaled $26,911, $18,217, and $19,874, respectively.

       LCP, an affiliate of the General Partner received acquisition fees of $66,933 for the year ended December 31, 1995.

8.     Subsequent Event

       On January 31, 1997, the Partnership paid a cash distribution totaling $384,958 to the Limited Partners and $7,856 to the General Partner.

                                                                    Schedule III

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS
                    Real Estate and Accumulated Depreciation
                        December 31, 1996, 1995 and 1994
                 Initial cost to Partnership and gross amount at
                       which carried at end of period (A)

                                                                                                                       Life on which
                                                                                                                        depreciation
                                                                                                                          in latest
                                                                                                                            income
                                                                                 Accumulated     Date        Date of      statements
     Description               Encumbrances(B)  Land      Buildings   Total(C)  Depreciation(D) Acquired  Construction   is computed
     -----------               ------------     ----      ---------   --------  ------------    --------  ------------   -----------
Health and tennis club facility
    Phoenix, AZ                  $     --     1,117,419   4,742,859   5,860,278   1,002,920     July 1988    July 1988      40 years
Retail stores (E)                      --     2,990,403   3,989,183   6,979,586     835,226     Aug. 1988   1986 & 1987(F)  40 years
Bus terminals (G)                      --     1,086,426   1,383,774   2,470,200     291,086     Feb. 1989       (G)         40 years
Retail store Lynchburg, VA             --       300,000     451,217     751,217      26,593     Aug. 1994      1986         40 years
Retail store Sumter, SC           2,010,785     850,040   2,999,665   3,849,705      84,366     Nov. 1995      1983         40 years
Retail store Gainesville, GA      1,541,065     801,624   2,158,393   2,960,017      56,208     Dec. 1995      1984         40 years
                                 ----------   ---------  ----------  ----------   ---------

                                 $3,551,850   7,145,912  15,725,091  22,871,003   2,296,399
                                 ==========   =========  ==========  ==========   =========

(A) The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. There is no difference between the initial cost for financial reporting purposes and the initial cost for Federal income tax purposes. The total costs of the properties acquired in 1988 exceed the initial costs due to the Partnership's subsequent incurrence of other costs related to the acquisitions.

(B)    See note 5: Mortgage Notes Payable

                                                                                                   1996       1995         1994
                                                                                                   ----       ----         ----
(C) Reconciliation of real estate owned:
                                                 Balance at beginning of period                $22,871,003  17,650,174   26,417,261
                                                 Write-off of accumulated depreciation                      (1,588,893)    (430,786)
                                                 Acquisition of properties                                   6,809,722      751,217
                                                 Reclassification of properties to properties
                                                     held for sale                                                       (2,973,988)
                                                 Provision for losses on properties
                                                                                                                         (6,113,530)
                                                                                               -----------   ---------    ---------
                                                 Balance at end of period                      $22,871,003  22,871,003   17,650,174
                                                                                               ===========  ==========   ==========

(D) Reconciliation of accumulated depreciation:
                                                 Balance at beginning of period                  1,903,854   3,217,532    3,149,084
                                                 Write-off of accumulated depreciation                      (1,588,893)    (430,786)
                                                 Depreciation expense                              392,545     275,215      499,234
                                                                                               -----------   ---------    ---------
                                                 Balance at end of period                      $ 2,296,399   1,903,854    3,217,532
                                                                                               ===========   =========    =========

(E) These properties consist of 16 retail stores, which are located as follows: two in Alabama, two in Florida, one in Georgia, five in New Mexico and six in Texas.

(F)   The 16 retail stores were constructed in different years.

(G) These properties consist of three bus terminals, located and constructed as follows:

            San Bernardino, CA, constructed in 1987; Stockton, CA, constructed in 1967, San Luis Obispo, CA, constructed in 1963.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership and has no directors or officers.

The General Partner of the Partnership is Lepercq Net 1 L.P., a Delaware limited partnership. Lepercq Net 1 Inc., a Delaware corporation, is the general partner of the General Partner. The directors and executive officers of Lepercq Net 1 Inc. are discussed below. The directors and executive officers of Lepercq Net 1 Inc. are responsible for the management of the Partnership's business including, but not limited to, the acquisition of, sale of, financing or refinancing of, making certain major capital improvements to or leasing of Partnership properties.

The directors and executive officers of Lepercq Net 1 Inc. are as follows:

                    Name                           Position
                    ----                           --------

             E. Robert Roskind               President and Secretary
             Denise E. DeBaun                Vice President
             Antonia G. Trigiani             Vice President and Treasurer

There is no family relationship among any of the foregoing persons.

Certain biographical information relating to the directors and executive officers of Lepercq Net 1 Inc. is set forth below.

E. Robert Roskind, age 52, has been associated with LCP since 1973 and has been Chairman of LCP since September 1976. He also serves as Chairman of the Board and Co-Chief Executive Officer of Lexington Corporate Properties, Inc., a Real Estate Investment Trust traded on the New York Stock Exchange. Mr. Roskind is a graduate of the University of Pennsylvania and Columbia Law School, and has been a member of the New York Bar since 1970.

Antonia G. Trigiani, age 36, has been associated with LCP since 1989 as Vice President - Asset Management. Ms. Trigiani also serves as Chief Financial Officer and Treasurer of Lexington Corporate Properties, Inc., a Real Estate Investment Trust traded on the New York Stock Exchange. Prior to joining LCP, she was associated with HRE Properties and Merrill Lynch Hubbard, a real estate division of Merrill Lynch and Company. Ms. Trigiani received her bachelor's degree from Saint Mary's College at Notre Dame.

Denise E. DeBaun, age 46, has been employed by LCP since 1981. She was a member of the marketing department from 1986 to 1990, and is currently the manager of Investor Relations. Ms. DeBaun is a graduate of Hunter College of the City of New York.

ITEM 11. EXECUTIVE COMPENSATION

The General Partner is entitled to receive a share of cash distributions when and as cash distributions are made to the Limited Partners, and a share of taxable income or loss. Cash distributions of $31,425 were made to the General Partner in 1996.

The directors and executive officers of Lepercq Net 1 Inc. received no remuneration from the Partnership.

The General Partner and its affiliates were paid certain fees and commissions and reimbursed for certain expenses.

Information concerning the cash distributions to the General Partner, and fees, commissions and reimbursements paid to it or its affiliates, is contained in the Consolidated Statements of Changes in Partners' Capital (Deficit) and in notes 7 and 8 of Notes to Consolidated Financial Statements in Item 8 above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) No person is known to the Partnership to be the beneficial owner of more than 5% of the Units.

      (b) Directors and executive officers of Lepercq Net 1 Inc. and affiliated entities own 92 Units as of December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership reimburses the General Partner or its affiliates for expenses incurred and may pay interest on loans made in connection with acquisitions. Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's Properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). Such fees totaled $26,911, $18,217, and $19,874 in 1996, 1995, and 1994, respectively.

LCP, an affiliate of the General Partner received acquisition fees of $66,933 for the year ended December 31, 1995.

Additional information with respect to the directors and officers and compensation of the General Partner and affiliates is contained in Items 7, 10 and 11 above.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Annual Report:

            1. Financial Statements (see index to Financial Statements filed as part of Item 8 of this Annual Report).

            2. Financial Statement Schedule (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

            3.    Exhibits.

      (3) Amended and Restated Agreement of Limited Partnership dated as of November 20, 1987 set forth as Exhibit A to the Prospectus included in Registration Statement Number 33-16973 is incorporated herein by reference.

            Second Amended and Restated Agreement of Limited Partnership dated as of September 30, 1994 is incorporated herein by reference.

      (10)  Material contracts

            (i) Sale-Purchase Agreement for the Greyhound Properties dated February 27, 1989.*

            (ii) Lease Agreement for the Greyhound Properties dated February 27, 1989.*

            (iii) Sale-Purchase Agreement for the Nichols Property dated
                  February 1, 1989.**

            (iv)  Lease Agreement for Nichols Property dated February 1, 1989.**

            (v) Loan Modification Agreement with the Dollar Dry Dock Bank dated September 28, 1990.***

            (vi) Purchase Agreement for the Sumter Property dated June 8, 1995.****

            (vii) Partnership Agreement for Net 1 Sumter L.P. dated July 14,
                  1995.****

            (viii) Purchase Agreement for Gainesville Property dated October 27,
                  1995.****

            (ix) Partnership Agreement for Net 1 Gainesville L.P. dated November 14, 1995.****

      (28)  Additional exhibits

            (i)   Appraisals for the Greyhound Properties dated November 1,
                  1988.*

            (ii)  Appraisal for the Nichols Property dated September 7, 1988.*

(b)   Reports on Form 8-K. None.

(c)   Exhibits. See (a)(3) above.

(d) Financial Statement schedules excluded from the Annual Report to Unit holders. None.

----------
* Filed with the Partnership's Form 10-Q for the quarter ended March 31, 1989. These documents are incorporated herein by reference. ** Filed with the Partnership's Form 10-Q for the quarter ended June 30, 1989. These documents are incorporated herein by reference.
*** Filed with the Partnership's Form 10-K for the year ended December 31, 1990. This document is incorporated herein by reference.
**** Filed with the Partnership's Form 10-K for the year ended December 31, 1995. These documents are incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


NET 1 L.P.


By: Lepercq Net 1 L.P.,
    its general partner

By: Lepercq Net 1 Inc.,
    its general partner

By:  ___________________________           By:  ________________________________
     President                                  Principal Financial & Accounting
                                                Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


          Signature                     Title

_________________________________     President and Secretary
     E. Robert Roskind


_________________________________     Vice President
     Denise E. DeBaun


_________________________________     Vice President and Treasurer
     Antonia G. Trigiani


Date:

                                EXHIBIT INDEX
                                -------------



  Exhibit
    No.                     Description
  -------                   -----------

    27               Financial Data Schedule