Form 10-Q
period 1997-03-31
NET 1 L P
filed 1997-05-09
CIK 821129

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      [Fee required]
For the period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      [Fee required]

For the Transition period from _________________ to ________________

Commission  File Number 33-16973

                                    NET 1 L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                 13-3421566
      -------------------------------                 -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

              C/O THE LCP GROUP
            355 LEXINGTON AVENUE
                NEW YORK, NY                                 10017
  ----------------------------------------                 ----------
  (Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code        (212) 692-7200
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

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                           CONSOLIDATED BALANCE SHEETS

                March 31, 1997 (Unaudited) and December 31, 1996


                                     ASSETS

                                                                                     March 31,         December 31,
                                                                                       1997                 1996
                                                                                       ----                 ----
Real estate, at cost
    Buildings                                                                     $ 15,725,091         $ 15,725,091
    Land                                                                             7,145,912            7,145,912
                                                                                  ------------         ------------
                                                                                    22,871,003           22,871,003

    Less:  accumulated depreciation                                                  2,394,535            2,296,399
                                                                                  ------------         ------------
                                                                                    20,476,468           20,574,604

Cash and cash equivalents                                                            2,197,551            2,123,011
Rent receivable                                                                        336,380              315,325
Other assets                                                                           446,598              165,963
                                                                                  ------------         ------------

                                                                                  $ 23,456,997         $ 23,178,903
                                                                                  ============         ============



                        LIABILITIES AND PARTNERS' CAPITAL


Mortgage notes payable                                                            $  3,515,310         $  3,551,850
Accrued interest payable                                                                31,242               31,631
Accounts payable and other liabilities                                                 157,866               87,007
                                                                                  ------------         ------------
                                                                                     3,704,418            3,670,488
                                                                                  ------------         ------------

Partners' capital (deficit):
    General Partner                                                                   (175,359)            (180,243)
    Limited Partners ($1,000 per Unit,
    50,000 Units authorized, 30,772
    Units issued and outstanding)                                                   19,927,938           19,688,658
                                                                                  ------------         ------------

    Total partners' capital                                                         19,752,579           19,508,415
                                                                                  ------------         ------------

                                                                                  $ 23,456,997         $ 23,178,903
                                                                                  ============         ============

     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                        CONSOLIDATED STATEMENTS OF INCOME

                     Quarters Ended March 31, 1997 and 1996
                                   (Unaudited)

                                              Quarter Ended    Quarter Ended
                                                March 31,        March 31,
                                                1997             1996
                                                --------         ------
Revenues:

      Rental                                    $899,786        $872,288
      Interest and other                          27,713          13,134
                                                --------        --------

                                                 927,499         885,422
                                                --------        --------
Expenses:

      Interest                                    94,118          98,524
      Depreciation                                98,136          98,136
      General, administrative, and other          98,267          58,761
                                                --------        --------

                                                 290,521         255,421
                                                --------        --------

Net income                                      $636,978        $630,001
                                                ========        ========



Net income per Unit of limited
      partnership interest                      $  20.29        $  20.06
                                                ========        ========




     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Quarters Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                          Quarter Ended         Quarter Ended
                                                            March 31,             March 31,
                                                              1997                  1996
                                                             ------                -----
Cash flows from operating activities:

    Net income                                              $ 636,978           $ 630,001
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation                                           98,136              98,136
        Decrease in accrued interest payable                     (389)               (343)
        Increase in rent receivable                           (21,055)             (4,137)
        (Increase) decrease in other assets                  (280,962)              1,169
        Increase in accounts payable
           and other liabilities                               70,859               2,588
                                                            ---------           ---------
        Total adjustments                                    (133,411)             97,413
                                                            ---------           ---------

    Net cash provided by operating activities                 503,567             727,414
                                                            ---------           ---------

Cash flows from investing activities:
    Principal payments received on note                           327                 401
                                                            ---------           ---------

Cash flows from financing activities:
    Principal payments on mortgage notes                      (36,540)            (32,180)
    Cash distributions to partners                           (392,814)           (392,814)
                                                            ---------           ---------
    Net cash used in financing activities                    (429,354)           (424,994)
                                                            ---------           ---------

Net increase in cash and cash equivalents                      74,540             302,821

Cash and cash equivalents at beginning of period            2,123,011           1,816,179
                                                            ---------           ---------

Cash and cash equivalents at end of period                $ 2,197,551         $ 2,119,000
                                                          ===========         ===========




Supplemental cash flow information:

Cash paid during the period for interest                  $    94,507         $    98,867
                                                          ===========         ===========


     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 March 31, 1997
                                   (Unaudited)



1.       The Partnership and Basis of Presentation
         -----------------------------------------

         Net 1 L.P. (the "Partnership") was formed as a limited partnership on August 25, 1987 under the laws of the State of Delaware to invest in real estate or interests therein to be net leased to corporations or other entities.

         As of March 31, 1997, the Partnership has a total of 30,772 Units issued and outstanding held by approximately 1,720 limited partners.

         The unaudited financial statements reflect all adjustments that are, in the opinion of the General Partner, necessary to a fair statement of the results for the interim period presented. For a more complete understanding of the Partnership's financial position and accounting policies, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

2.       Summary of Significant Accounting Policies
         ------------------------------------------

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

         For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments to be cash equivalents. The balance sheet caption cash and cash equivalents includes $2.162 million of money market instruments at March 31, 1997.

         The leases relating to the properties are operating leases in accordance with SFAS 13. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At March 31, 1997, the Partnership's rent receivable primarily consists of amounts for the excess of rental revenues recognized on a straight-line basis over the rents' collectible under the leases.

         The net income per Unit of limited partnership interest was calculated by using the actual number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 30,772 during each of the quarters ended March 31, 1997 and 1996.

         Certain amounts included in the prior years' financial statements have been reclassified to conform with the current year's presentation.

                   NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       Continued
         ---------

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

3.       The Partnership Agreement
         -------------------------

         For financial statement reporting purposes all items of income are allocated in the same proportion as distributions of distributable cash.

         As of March 31, 1997, the Partnership has made cumulative cash distributions to the Limited Partners totaling $19,516,708. The unpaid cumulative preferred return at March 31, 1997 totaled $9,472,150 ($310.45 to $304.60 per Unit).

         On April 30, 1997, the cumulative preferred return that was unpaid at March 31, 1997 was reduced by a cash distribution for the quarter ended March 31, 1997 totaling $384,958 or $12.51 per Unit to the Limited Partners and $7,856 to the General Partner.

4.       Mortgage Notes Payable
         ----------------------

         Principal paydowns of the mortgage notes payable for the succeeding five years are as follows:

                    Year Ending
                    December 31,                                  Amount
                    ------------                                  ------
                    1997 (9 months)                          $   148,232
                    1998                                         218,767
                    1999                                         245,657
                    2000                                         275,898
                    2001                                         309,914
                    2002                                         348,182
                                                                 =======

                   NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Leases
         ------

         Minimum total annual future rental payments receivable under the noncancelable operating leases for the properties as of March 31, 1997, follow:

                          Year Ending
                          December 31,                                  Amount
                          ------------                                  ------
                          1997 (9 months)                        $   1,799,607
                          1998                                       2,431,921
                          1999                                       2,477,344
                          2000                                       2,477,344
                          2001                                       2,478,597
                          2002                                       2,492,370
                          Thereafter                                14,394,915
                                                                 -------------

                                                                 $  28,552,098
                                                                 =============

         The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

6.       Related Party Transactions
         --------------------------

         Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). As of March 31, 1997, a property management fee of $8,787 had been paid or accrued to Leased Properties Management, Inc.

7.       Subsequent Events
         -----------------

         On April 21, 1997, the Partnership entered into an agreement to purchase a property located in Cameron County, Texas. The property is being leased to Wal-mart Stores, Inc. The purchase price is $3.525 million which includes the assumption of a note from the seller in the original principal amount of approximately $2.4 million.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

As of March 31, 1997, the Partnership has made cumulative cash distributions to the Limited Partners totaling $19,516,708. The unpaid cumulative preferred return at March 31, 1997 totaled $9,472,150 (see note 3 of Notes to Consolidated Financial Statements).

On April 21, 1997, the Partnership entered into an agreement to purchase a property located in Cameron County, Texas. The property is being leased to Wal-mart Stores, Inc. The purchase price is $3.525 million which includes the assumption of a note from the seller in the original principal amount of approximately $2.4 million.

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



Results of Operations
---------------------

The results of operations for the three months ended March 31, 1997, (see Consolidated Statements of Income) are attributable to the acquisition and operation of the twenty-three real property investments purchased from 1988 to 1995 and interest earned on interest-bearing bank investments.

Total revenues for the three months ended March 31, 1997 increased $42,077 from the same period in 1996. Rental revenues for the three months ended March
31, 1997 did not materially change from the same period in 1996. Interest and other revenues increased $14,399 from the same period in 1996. The increase is primarily due to a slight increase in interest rate.

Total expenses for the three months ended March 31, 1997 increased $35,100 from the same period in 1996. The increase is primarily due to an increase in general and administrative expenses. General and administrative expenses increased $39,506 due to property operating expenses incurred.

Net income for the three months ended March 31, 1997 did not materially change from 1996.

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

ITEM 3.  Defaults under the Senior Securities - not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.  Other Information - not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

        (a)   Exhibits.

              Exhibit No.               Exhibit
              -----------               -------
                       27               Financial Data Schedule

        (b)   Reports on form 8-K filed during the quarter ended March 31, 1997.

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

                                                  NET 1 L.P.

                                                  By:   Lepercq Net 1 L.P.
                                                        its general partner

                                                  By:   Lepercq Net 1 Inc.
                                                        its general partner


Date:                                             By:
     ------------------------------                  --------------------------
                                                        E. Robert Roskind
                                                        President