Form 10-Q
period 1997-06-30
NET 1 L P
filed 1997-08-14
CIK 821129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from _________________ to ________________


Commission  File Number 33-16973

                                   NET 1 L.P.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                              13-3421566
------------------------------                                ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

            c/o The LCP Group
          355 Lexington Avenue
              New York, NY                                              10017
     ------------------------------                                  -----------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code                (212) 692-7200
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

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                           CONSOLIDATED BALANCE SHEETS

                 June 30, 1997 (Unaudited) and December 31, 1996

                                                      ASSETS
                                                                          June 30,                December 31,
                                                                            1997                      1996
                                                                         -----------               -----------
Real estate, at cost                                                  $   26,440,197            $   22,871,003
Less:  accumulated depreciation                                            2,499,315                 2,296,399
                                                                         -----------               -----------
                                                                          23,940,882                20,574,604

Cash and cash equivalents                                                  1,180,440                 2,123,011
Rent receivable                                                              357,434                   315,325
Other assets                                                                 161,383                   165,963
                                                                         -----------               -----------

                                                                      $   25,640,139            $   23,178,903
                                                                          ==========                ==========


                                         LIABILITIES AND PARTNERS' CAPITAL


Mortgage notes payable                                                $    5,830,318            $    3,551,850
Accrued interest payable                                                      30,842                    31,631
Accounts payable and other liabilities                                        53,966                    87,007
                                                                          ----------               -----------
                                                                           5,915,126                 3,670,488
                                                                           ---------                 ---------

Partners' capital (deficit):
    General Partner                                                         (175,911)                 (180,243)
    Limited Partners ($1,000 per Unit,
    50,000 Units authorized, 30,772
    Units issued and outstanding)                                         19,900,924                19,688,658
                                                                          ----------                ----------

    Total partners' capital                                               19,725,013                19,508,415
                                                                          ----------                ----------

                                                                      $   25,640,139            $   23,178,903
                                                                          ==========                ==========

     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                        CONSOLIDATED STATEMENTS OF INCOME

                    Quarters Ended June 30, 1997 and 1996 and
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                              Six Months         Six Months
                                             Quarter Ended            Quarter Ended              Ended              Ended
                                               June 30,                 June 30,               June 30,           June 30,
                                                 1997                     1996                   1997               1996
                                               --------                 --------               --------           ------
Revenues:

      Rental                                $     649,355            $   597,667          $   1,549,141       $  1,469,955
      Interest and other                           24,699                 25,700                 52,412             38,834
                                                 --------               --------            -----------        -----------

                                                  674,054                623,367              1,601,553          1,508,789
                                                  -------                -------              ---------          ---------

Expenses:

      Interest expense                            107,414                 97,473                201,532            195,997
      Depreciation                                104,780                 98,136                202,916            196,272
      General, administrative, and other           96,612                 82,617                194,879            141,378
                                                 --------               --------             ----------            -------

                                                  308,806                278,226                599,327            533,647
                                                  -------                -------             ----------            -------

Net income                                  $     365,248            $   345,141          $   1,002,226       $    975,142
                                                  =======                =======              =========            =======



Net income per Unit of limited
      partnership interest                  $       11.63            $     11.00          $       31.92       $      31.06
                                                    =====                  =====                  =====              =====

     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                          Six Months Ended    Six Months Ended
                                                              June 30,            June 30,
                                                                1997                1996
                                                            -----------         -----------
Cash flows from operating activities:
    Net income                                              $ 1,002,226         $   975,142
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation                                            202,916             196,272

        Other, net                                              (72,022)            (21,570)
                                                            -----------         -----------
        Total adjustments                                       130,894             174,702
                                                            -----------         -----------

    Net cash provided by operating activities                 1,133,120           1,149,844
                                                            -----------         -----------

Cash flows from investing activities:
    Principal payments received on note receivable                  663                 606
    Acquisition of Texas Property, net of
    mortgage liability assumed                               (1,204,245)                 --
                                                            -----------         -----------
    Net cash used in investing activities                    (1,203,582)                606
                                                            -----------         -----------

Cash flows from financing activities:
    Principal payments on mortgage notes                        (86,481)            (65,400)
    Cash distributions to partners                             (785,628)           (785,628)
                                                            -----------         -----------
    Net cash used in financing activities                      (872,109)           (851,028)
                                                            -----------         -----------

Net (decrease) increase in cash and cash equivalents           (942,571)            299,422

Cash and cash equivalents at beginning of period              2,123,011           1,816,179
                                                            -----------         -----------

Cash and cash equivalents at end of period                  $ 1,180,440         $ 2,115,601
                                                            ===========         ===========

Supplemental disclosure of cash flow information:

Cash payments for interest                                  $   188,701         $   196,693
                                                            ===========         ===========

     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (Unaudited)



1.       The Partnership and Basis of Presentation

         Net 1 L.P. (the "Partnership") was formed as a limited partnership on August 25, 1987 under the laws of the State of Delaware to invest in real estate or interests therein to be net leased to corporations or other entities.

         As of June 30, 1997, the Partnership has a total of 30,772 Units issued and outstanding held by approximately 1,720 limited partners.

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

         For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments to be cash equivalents. The balance sheet caption, cash and cash equivalents, includes $1.18 million of money market instruments at June 30, 1997.

         The leases relating to the properties are operating leases in accordance with SFAS 13. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At June 30, 1997, the Partnership's rent receivable primarily consists of amounts for the excess of rental revenues recognized on a straight-line basis over the rents' collectible under the leases.

         The net income per Unit of limited partnership interest was calculated by using the actual number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 30,772 during each of the quarters ended June 30, 1997 and 1996.

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

         As of June 30, 1997, the Partnership has made cumulative cash distributions to the Limited Partners totaling $19,901,665. The unpaid cumulative preferred return at June 30, 1997 totaled $9,933,422 ($323.39 to $319.59 per Unit).

         On July 31, 1997, the cumulative preferred return that was unpaid at June 30, 1997 was reduced by a cash distribution for the quarter ended June 30, 1997 totaling $384,958 or $12.51 per Unit to the Limited Partners and $7,856 to the General Partner.

4.       Mortgage Notes Payable

         Principal paydowns of the mortgage notes payable for the succeeding five years are as follows:

                    Year Ending
                    December 31,                            Amount
                    ------------                            ------
                    1997 (6 months)                    $   223,165
                    1998                                   377,126
                    1999                                   416,056
                    2000                                   459,251
                    2001                                   507,207
                    2002                                   560,475
                                                           =======

5.       Properties

         On May 30, 1997, the Partnership acquired a property located in Brownsville, Texas (the "Texas Property") from an unrelated party. The Texas Property consists of an 85,334 square foot warehouse style retail store building leased to Wal-Mart Stores, Inc. pursuant to a triple net lease.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.       Continued

         The lease has a remaining term which expires on January 31, 2008. The lease provides for annual base rental payments of $320,513, or $3.76 per square foot. In addition to net rent, Wal-Mart is required to pay percentage rent equal to 1% of gross sales in excess of base gross receipts as defined, during the fiscal year February 1 to January 31, payable on April 1. The lease has five renewal terms of five years each.

         The purchase price of $3,525,000 and related expenses of approximately $44,000 was satisfied by a cash payment and by an assumption of an existing note with a principal balance of $2,364,949. The note bears interest at a rate of 7.35% per annum, with a monthly debt service payment of principal and interest in the amount of $26,709 to fully amortize the note on January 15, 2008.

         Minimum total annual future rental payments receivable under the noncancelable operating leases for the properties as of June 30, 1997, follow:

                    Year Ending
                    December 31,                              Amount
                    ------------                              ------
                    1997 (6 months)                    $   1,359,991
                    1998                                   2,752,426
                    1999                                   2,797,849
                    2000                                   2,797,849
                    2001                                   2,799,102
                    2002                                   2,812,875
                    Thereafter                            16,024,144
                                                          ----------

                                                       $  31,344,236
                                                          ==========

         The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

6.       Related Party Transactions

         Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). As of June 30, 1997, a property management fee of $15,070 had been paid or accrued to Leased Properties Management, Inc.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

On May 30, 1997, the Partnership acquired a property located in Brownsville, Texas (the "Texas Property") from an unrelated party. The Texas Property consists of an 85,334 square foot warehouse style retail store building leased to Wal-Mart Stores, Inc. pursuant to a triple net lease.

The lease has a remaining term which expires on January 31, 2008. The lease provides for annual base rental payments of $320,513 or $3.76 per square foot. In addition to net rent, Wal-Mart is required to pay percentage rent equal to 1% of gross sales in excess of base gross receipts as defined, during the fiscal year February 1 to January 31, payable on April 1. The lease has five renewal terms of five years each.

The purchase price of $3,525,000 and related expenses of approximately $44,000 was satisfied by a cash payment and by an assumption of an existing note with a principal balance of $2,364,949. The note bears interest at a rate of 7.35% per annum, with a monthly debt service payment of principal and interest in the amount of $26,709 to fully amortize the note on January 15, 2008.

As of June 30, 1997, the Partnership has made cumulative cash distributions to the Limited Partners totaling $19,901,665. The unpaid cumulative preferred return at June 30, 1997 totaled $9,933,422 (see note 3 of Notes to Consolidated Financial Statements).

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

Results of Operations

The results of operations for the quarter and six months ended June 30, 1997, (see Consolidated Statements of Income) are attributable to the acquisition and operation of the twenty-four real property investments purchased from 1988 to 1997, and interest earned on interest-bearing bank investments.

Total revenues for the quarter and six months ended June 30, 1997, increased $50,687 and $92,764 from the same periods in 1996. Rental revenues for the six months ended June 30, 1997 include percentage rent received in the first quarter, of $278,684 and $273,080, respectively. Rental revenues for the quarter and six months ended June 30, 1997 did not materially change from 1996. Interest and other revenues for the quarter and six months ended June 30, 1997 slightly changed from 1996, due to fluctuating cash balances maintained.

Total expenses for the quarter and six months ended June 30, 1997, increased $30,580 and $65,680 from the same periods in 1996, primarily due to general and administrative expenses. General and administrative expenses for the quarter and six months ended June 30, 1997, increased $13,995 and $53,501 from the same periods in 1996, primarily due to property appraisals incurred in 1997.

Net income for the quarter and six months ended June 30, 1997, did not materially change from the same periods in 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share ("APB 15") and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement will be adopted for both interim and annual period ending after December 15, 1997. The adoption of this SFAS has no effect on the Partnership's net income per unit for the quarter and six months ended June 30, 1997.

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

ITEM 3.  Defaults under the Senior Securities - not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.  Other Information - not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           Exhibit No.               Exhibit
                           -----------               -------
                                    27               Financial Data Schedule

                  (b) Reports on form 8-K filed during the quarter ended June 30, 1997.

                           Acquisition of the Texas Property dated June 27,
                           1997.

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

                                             NET 1 L.P.

                                             By:   Lepercq Net 1 L.P.
                                                   its general partner

                                             By:   Lepercq Net 1 Inc.
                                                   its general partner


Date: August 14, 1997                        By: /s/E. Robert Roskind
                                                ----------------------------
                                                   E. Robert Roskind
                                                   President