Form 10-Q
period 1997-09-30
NET 1 L P
filed 1997-11-14
CIK 821129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

                                       or

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

                                Yes |x|   No |_|

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

                           CONSOLIDATED BALANCE SHEETS

              September 30, 1997 (Unaudited) and December 31, 1996


                                      ASSETS
                                                 September 30,     December 31,
                                                      1997             1996
                                                  ------------     ------------
Real estate, at cost                              $ 26,440,197     $ 22,871,003
Less:  accumulated depreciation                      2,617,384        2,296,399
                                                  ------------     ------------
                                                    23,822,813       20,574,604

Cash and cash equivalents                            1,280,689        2,123,011
Rent receivable                                        378,489          315,325
Other assets                                           160,112          165,963
                                                  ------------     ------------

                                                  $ 25,642,103     $ 23,178,903
                                                  ============     ============

                       LIABILITIES AND PARTNERS' CAPITAL


Mortgage notes payable                            $  5,754,263     $  3,551,850
Accrued interest payable                                30,429           31,631
Accounts payable and other liabilities                 117,607           87,007
                                                  ------------     ------------
                                                     5,902,299        3,670,488
                                                  ------------     ------------

Partners' capital (deficit):
    General Partner                                   (175,615)        (180,243)
    Limited Partners ($1,000 per Unit,
    50,000 Units authorized, 30,772
    Units issued and outstanding)                   19,915,419       19,688,658
                                                  ------------     ------------

    Total partners' capital                         19,739,804       19,508,415
                                                  ------------     ------------

                                                  $ 25,642,103     $ 23,178,903
                                                  ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                        CONSOLIDATED STATEMENTS OF INCOME

                 Quarters Ended September 30, 1997 and 1996 and
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                  Nine Months     Nine Months
                                  Quarter Ended   Quarter Ended     Ended           Ended
                                   September 30,  September 30,   September 30,  September 30,
                                      1997           1996            1997            1996
                                    --------      ----------      ----------      ----------
Revenues:
   Rental                           $701,051      $  598,438      $2,250,192      $2,068,393
   Interest and other                 17,530          42,199          69,942          81,033
                                    --------      ----------      ----------      ----------
                                     718,581         640,637       2,320,134       2,149,426
                                    --------      ----------      ----------      ----------

Expenses:
   Interest expense                  134,708          96,390         336,240         292,387
   Depreciation                      118,069          98,136         320,985         294,408
   General, administrative,
       and other                      58,199          51,074         253,078         192,452
                                    --------      ----------      ----------      ----------
                                     310,976         245,600         910,303         779,247
                                    --------      ----------      ----------      ----------

Net income                          $407,605      $  395,037      $1,409,831      $1,370,179
                                    ========      ==========      ==========      ==========

Net income per Unit of limited
   partnership interest             $  12.98      $    12.58      $    44.90      $    43.64
                                    ========      ==========      ==========      ==========

     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                       Nine Months Ended   Nine Months Ended
                                                         September 30,      September 30,
                                                             1997              1996
                                                          -----------       -----------
Cash flows from operating activities:
    Net income                                            $ 1,409,831       $ 1,370,179
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation                                          320,985           294,408
        Other, net                                            (29,037)          (29,063)
                                                          -----------       -----------
        Total adjustments                                     291,948           265,345
                                                          -----------       -----------

    Net cash provided by operating activities               1,701,779         1,635,524
                                                          -----------       -----------

Cash flows from investing activities:
    Principal payments received on note receivable              1,122               814
    Acquisition of Texas Property, net of
        mortgage liability assumed                         (1,204,245)               --
                                                          -----------       -----------
    Net cash used in investing activities                  (1,203,123)              814
                                                          -----------       -----------

Cash flows from financing activities:
    Principal payments on mortgage notes                     (162,536)          (99,693)
    Cash distributions to partners                         (1,178,442)       (1,178,442)
                                                          -----------       -----------
    Net cash used in financing activities                  (1,340,978)       (1,278,135)
                                                          -----------       -----------

Net (decrease) increase in cash and cash equivalents         (842,322)          358,203

Cash and cash equivalents at beginning of period            2,123,011         1,816,179
                                                          -----------       -----------

Cash and cash equivalents at end of period                $ 1,280,689       $ 2,174,382
                                                          ===========       ===========


Supplemental disclosure of cash flow information:

Cash payments for interest                                $   337,442       $   264,851
                                                          ===========       ===========


Supplemental disclosure of non-cash investing and financing activities:

On May 30, 1997, in connection with the acquisition of the Texas Property, the Partnership assumed approximately $2.4 million of first mortgage financing.

     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)

1.       The Partnership and Basis of Presentation

         Net 1 L.P. (the "Partnership") was formed as a limited partnership on August 25, 1987 under the laws of the State of Delaware to invest in real estate or interests therein to be net leased to corporations or other entities.

         As of September 30, 1997, the Partnership has a total of 30,772 Units issued and outstanding held by approximately 1,720 limited partners.

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

         For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments to be cash equivalents. The balance sheet caption, cash and cash equivalents, includes $1.28 million of money market instruments at September 30, 1997.

         The leases relating to the properties are operating leases in accordance with SFAS 13. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At September 30, 1997, the Partnership's rent receivable primarily consists of amounts for the excess of rental revenues recognized on a straight-line basis over the rents' collectible under the leases.

         The net income per Unit of limited partnership interest was calculated by using the actual number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 30,772 during each of the quarters and nine months ended September 30, 1997 and 1996.

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

         As of September 30, 1997, the Partnership has made cumulative cash distributions to the Limited Partners totaling $20,286,623. The unpaid cumulative preferred return at September 30, 1997 totaled $10,394,695 ($340.43 to $334.58 per Unit).

         On October 31, 1997, the cumulative preferred return that was unpaid at September 30, 1997 was reduced by a cash distribution for the quarter ended September 30, 1997 totaling $384,958 or $12.51 per Unit to the Limited Partners and $7,856 to the General Partner.

4.       Mortgage Notes Payable

         Principal paydowns of the mortgage notes payable for the succeeding five years are as follows:

                  Year Ending
                  December 31,                                  Amount
                  ------------                                  ------

                  1997 (3 months)                      $        88,657
                  1998                                         377,126
                  1999                                         416,056
                  2000                                         459,251
                  2001                                         507,207
                  2002                                         560,475
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

         The purchase price of $3,525,000 and related expenses of approximately $44,000 were satisfied by a cash payment and by an assumption of an existing note with a principal balance of $2,364,949. The note bears interest at a rate of 7.35% per annum, with a monthly debt service payment of principal and interest in the amount of $26,709 to fully amortize the note on January 15, 2008.

         The following unaudited pro forma consolidated operating information for the nine months ended September 30, 1997 and September 30, 1996 were prepared as if the above acquisition had been consummated as of January 1, 1997 and January 1, 1996, respectively. The information provided do not purport to be indicative of what the operating results of the Partnership would have been had the acquisition been consumated on the dates assumed. The pro forma amounts are as follows:


                                            Unaudited Pro Forma             Historical
                                               Quarter ended              Quarter ended
                                        September 30, September 30,    September 30, September 30
                                           1997          1996             1997          1996
                                           ----          ----             ----          ----
         Revenues                          $2,451,958   $2,389,811       $2,320,134      $2,149,426
         Net income                        $1,439,973   $1,420,728       $1,409,831      $1,370,179
         Net income per Unit
           of limited
           partnership interest            $    45.76   $    45.25       $    44.90      $    43.64

         Minimum total annual future rental payments receivable under the noncancelable operating leases for the properties as of September 30, 1997, follow:

                        Year Ending
                        December 31,                         Amount
                        ------------                         ------
                        1997 (3 months)           $         679,995
                        1998                              2,752,426
                        1999                              2,797,849
                        2000                              2,797,849
                        2001                              2,799,102
                        2002                              2,812,875
                        Thereafter                       16,024,141
                                                         ----------

                                                  $      30,664,237
                                                         ==========

         The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       Related Party Transactions

         Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). As of September 30, 1997, a property management fee of $21,870 had been paid or accrued to Leased Properties Management, Inc.

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

The purchase price of $3,525,000 and related expenses of approximately $44,000 were satisfied by a cash payment and by an assumption of an existing note with a principal balance of $2,364,949. The note bears interest at a rate of 7.35% per annum, with a monthly debt service payment of principal and interest in the amount of $26,709 to fully amortize the note on January 15, 2008.

As of September 30, 1997, the Partnership has made cumulative cash distributions to the Limited Partners totaling $20,286,623. The unpaid cumulative preferred return at September 30, 1997 totaled $10,394,695 (see note 3 of Notes to Consolidated Financial Statements).

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

Results of Operations

The results of operations for the quarter and nine months ended September 30, 1997 (see Consolidated Statements of Income) are attributable to the acquisition and operation of the twenty-four real property investments purchased from 1988 to 1997, and interest earned on interest-bearing bank investments.

Total revenues for the quarter and nine months ended September 30, 1997 increased $77,944 and $170,708 from the same periods in 1996. Rental revenues for the nine months ended September 30, 1997 and 1996 included percentage rent received during the first quarter of each of these periods in the amounts of $278,684 and $273,080, respectively. Rental revenues for the quarter and nine months ended September 30, 1997 increased $102,613 and $181,799 primarily due to rent received on the Texas Property acquired on May 30, 1997. Interest and other revenues for the quarter and nine months ended September 30, 1997 decreased from 1996, due to fluctuating cash balances maintained.

Total expenses for the quarter and nine months ended September 30, 1997 increased $65,376 and $131,056 from the same periods in 1996 due to increases in interest expense, depreciation and general and administrative expenses. The increases in interest expense are primarily due to the assumption of a mortgage note in connection with the acquisition of the Texas Property in May 1997. The increases in depreciation are primarily due to the acquisition of the Texas Property in May 1997. The increase in general and administrative expenses for the nine months period is primarily due to property appraisals incurred in 1997.

Net income for the quarter and nine months ended September 30, 1997, did not materially change from the same periods in 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share ("APB 15") and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement will be adopted for both interim and annual period ending after December 15, 1997. The adoption of this SFAS would have had no effect on the Partnership's net income per unit for the quarter and nine months ended September 30, 1997.

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

ITEM 3.    Defaults under the Senior Securities - not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.    Other Information - not applicable.

ITEM 6.    Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           Exhibit No.           Exhibit
                           -----------           -------
                                27               Financial Data Schedule

                  (b) Reports on form 8-K filed during the quarter ended September 30, 1997.

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

                                                  NET 1 L.P.

                                                  By:   Lepercq Net 1 L.P.
                                                        its general partner

                                                  By:   Lepercq Net 1 Inc.
                                                        its general partner


Date: November 14, 1997                           By:   /s/ E. Robert Roskind
      --------------------------                      --------------------------
                                                        E. Robert Roskind
                                                        President