Form 10-K405
period 1997-12-31
NET 1 L P
filed 1998-03-25
CIK 821129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1997

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
      For the Transition period from               to
      Commission File Number 33-16973

                                   NET 1 L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                         13-3421566
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

 c/o Lexington Corporate Properties Trust
        355 Lexington Avenue
           New York,  NY                                      10017
 ----------------------------------------                   ----------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (212) 692-7200
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

                       DOCUMENTS INCORPORATED BY REFERENCE

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

ITEM 1. BUSINESS

The registrant, Net 1 L.P. (the "Partnership"), is a limited partnership formed on August 25, 1987 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in existing commercial properties which are then triple net leased to corporations or other entities. The Partnership Agreement was amended and restated on September 30, 1994, which enables the Partnership to make additional real estate investments.

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

The Partnership commenced an offering to the public of 50,000 units at $1,000 per unit of limited partnership interests (the "Units") on November 20, 1987 pursuant to a Prospectus. The Prospectus was filed with the Securities and Exchange Commission as part of the Partnership's Registration Statement on Form S-11 (No. 33-16973). On January 17, 1989, the Partnership held the final admission of Limited Partners, and the offering was terminated after a total of 31,001 Units had been sold, equaling $31.001 million in capital contributions. As of December 31, 1997, the Partnership had invested $30.827 million of the proceeds of the offering in the properties, which are described in Item 2 below.

The Partnership invests in net leased real properties (or interests therein) located throughout the United States, which offer the potential for (i) preservation and protection of the capital of the limited partners of the Partnership, (ii) providing increasing cash distributions from operations during the term of the Partnership, (iii) providing tax benefits so that a portion of the cash distributions is sheltered from current income taxation, and (iv) appreciation in value of the Partnership's investments.

Investments are made in various types of commercial real properties and interests therein. Such investments may include, but are not limited to: fitness centers, warehouses, distribution centers, office buildings, retail stores, hotels, motels, nursing homes and congregate care facilities. The Partnership does not invest in restaurant properties. Investments are not restricted as to specific geographical areas; however, all of the Partnership's investments are made within the United States. The Partnership acquired its original portfolio of properties without acquisition financing, but it borrowed an amount through a closing loan sufficient to pay all or a portion of the Partnership's organization, offering and acquisition expenses. The closing loan was paid in 1994. The real estate investments made between 1994 and 1997 were acquired with a combination of acquisition financing and cash balances.

Each of the following properties (as hereinafter defined) accounted for 10% or more of consolidated rental revenues for the years ended December 31, follow:

              Property           1997        1996        1995
              --------           ----        ----        ----
            Phoenix, AZ           25%         25%         36%
            Autozone (*)          26%         29%         40%
            California (**)       12%         13%         18%
            Sumter, SC            17%         18%          -
            Gainesville, GA       11%         12%          -

* These properties consist of 16 retail stores located as follows: two in Alabama, two in Florida, one in Georgia, five in New Mexico, and six in Texas.
**    These properties consist of three bus terminals located in California.

At December 31, 1997, the Phoenix, Arizona Property accounted for 18%, the Autozone Properties accounted for 24%, the Sumter, South Carolina Property accounted for 14%, the Gainesville, Georgia Property accounted for 11% and the Brownsville, Texas Property accounted for 14% of total assets.

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

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or redemption of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Partnership's tenants are responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect thereto, the Partnership may be required to satisfy such obligations. In addition, under certain environmental laws, the Partnership, as the owner of such properties, may be held directly liable for any such damages or claims irrespective of the provisions of any lease.

From time to time, in connection with the conduct of the Partnership's business, and prior to the acquisition of any property from a third party or as required by the Partnership's financing sources, the Partnership authorizes the preparation of Phase I environmental reports with respect to its properties. Based upon such environmental reports and management's ongoing review of its properties, as of the date of this report, management was not aware of any environmental condition with respect to any of the Partnership's properties which management believed would be reasonably likely to have a material adverse effect on the Partnership. There can be no assurance, however, that (i) the discovery of environmental conditions, the existence or severity of which were previously unknown, (ii) changes in law, (iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of the Partnership's Properties will not expose the Partnership to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Partnership's tenants, which would adversely affect the Partnership's funds from operations.

Employees

The Partnership has no employees. All necessary personnel are provided by the General Partner or its affiliates or agents. See Part III Item 10, "Directors and Executive Officers of the Registrant" and Item 13, "Certain Relationships and Related Transactions."

ITEM 2. PROPERTIES

                                                                                   Annualized
                                                                  Acquisition     Base Rent at
Date of                                                              Cost           12/31/97      Lease(s)     Square
Acquisition          Tenant              Location                  ($000's)         ($000's)      Expires       Feet
-----------  -------------------------   -----------------------   --------         --------      -------       ----
07-18-88     Scandinavian
                US Swim & Fitness        Phoenix, AZ              $  5,860          $    677       07-08       36,600
08-26-88     Autozone Stores, Inc.       Various (16 properties)     6,980               736       08-08      104,600
02-28-89     Greyhound Lines, Inc.       Various (3 properties)      2,470               355       02-09      195,200
08-22-94     Circuit City Stores, Inc.   Lynchburg, VA                 751                86       11-06        9,300
11-27-95     Wal-Mart Stores, Inc.       Sumter, SC                  3,850               328       01-08      103,400
12-28-95     Wal-Mart Stores, Inc.       Gainesville, GA             2,960               218       01-09       89,200
05-30-97     Wal-Mart Stores, Inc.       Brownsville, TX             3,569               321       01-08       85,300
                                                                  --------          --------                  -------
                                                                  $ 26,440          $  2,721                  623,600
                                                                  ========          ========                  =======

Minimum future rental payments receivable under the leases during the base terms for the properties owned by the Partnership at December 31, 1997, are as follows ($000):

                Year                      Total
                ----                      -----

                1998                   $   2,755
                1999                       2,803
                2000                       2,803
                2001                       2,804
                2002                       2,818
              2003-2007                   14,362
              2008-2009                    1,727
                                       ---------
                Total                  $  30,072
                                       =========

ITEM 3. LEGAL PROCEEDINGS

Neither the Partnership nor its properties are subject to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1997 to a vote of Unit holders.

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

As of December 31, 1997, there were 1,532 investors holding 30,772 limited partnership units.

The Partnership is a limited partnership and accordingly, does not pay dividends. However, the Partnership makes quarterly cash distributions. Cash distributions paid per Unit of limited partnership interest for each of the years in the three-year period ended December 31, 1997 were $50.04, $50.04 and $93.40, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership for the years ended December 31, ($000 except per unit data):

                                    1997        1996         1995         1994          1993
                                    ----        ----         ----         ----          ----
Rental revenue                 $     2,992  $     2,707  $     1,903  $     1,884     $  2,977
                               ===========  ===========  ===========  ===========     ========
Income (loss) before
   extraordinary item          $     1,855  $     1,547  $     1,093  $     2,592     $   (608)
                               ===========  ===========  ===========  ===========     ========
Income (loss) before
 extraordinary item per Unit
 of  partnership interest (*)    $55.85 to    $46.39 to    $32.59 to    $76.23 to  $(20.35) to
                                     61.00        51.03        36.16        86.34       (17.71)
                               ===========  ===========  ===========  ===========     ========
Extraordinary item             $       --   $       --   $       --   $     1,200     $    --
                               ===========  ===========  ===========  ===========     ========
Extraordinary item per Unit
 of partnership interest (*)                                            $35.31 to
                               $       --   $      --    $      --          39.98     $    --
                               ===========  ===========  ===========  ===========     ========
Net income (loss)              $     1,855  $     1,547  $     1,093  $     3,792     $   (608)
                               ===========  ===========  ===========  ===========     ========
Net income (loss) per Unit
 of  partnership interest (*)    $55.85 to    $46.39 to    $32.59 to   $111.54 to  $(20.35) to
                                     61.00        51.03        36.16       126.32       (17.71)
                               ===========  ===========  ===========  ===========     ========
Total assets                   $    25,663  $    23,179  $    23,412  $    21,420     $ 26,323
                               ===========  ===========  ===========  ===========     ========
Mortgage notes payable
 and long-term debt (including
 accrued interest added to
 principal)                    $     5,676  $     3,552  $     3,687  $        --     $  6,995
                               ===========  ===========  ===========  ===========     ========
Cash distributions -
 limited partners (per Unit)   $     50.04  $     50.04  $     93.40  $     50.04     $  65.67
                               ===========  ===========  ===========  ===========     ========


(*) Amounts allocated to and received by unit holders vary depending on the dates they became unit holders.

The above financial data should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

On November 20, 1987, the Partnership commenced the sale of up to 50,000 Units of limited partnership interests at $1,000 per Unit with the option to offer an additional 50,000 Units. As of January 17, 1989, the Partnership had raised a total of $31.001 million in capital contributions (31,001 Units) and the offering was terminated. The net offering proceeds consisting of aggregate gross offering proceeds of $31.001 million less related offering costs of $3.781 million, along with the proceeds from the closing loan and other mortgage debt, have been utilized by the Partnership to invest in triple net leased real estate properties (or interests therein); to pay for related property acquisition expenses, financing and acquisition fees; and to provide for a working capital reserve.

Pursuant to the Partnership Agreement, limited partnership Units may be repurchased at 90% of the net asset value 60 days after the offer to repurchase has been made. No Units have been repurchased since 1990.

The Partnership attempts to maintain a working capital reserve in an amount equal to 3% of the gross proceeds of its offering, an amount which is anticipated to be sufficient to satisfy liquidity requirements. Liquidity of the Partnership could be adversely affected by unanticipated costs, lessees experiencing financial difficulties and greater than anticipated operating expenses. To the extent that such working capital reserves are insufficient to satisfy the cost requirements of the Partnership, additional funds may be obtained through short-term or permanent loans or by reducing distributions to limited partners.

On May 30, 1997, the Partnership acquired a property located in Brownsville, Texas (the "Brownsville Property") from an unrelated party. The Brownsville Property consists of an 85,334 square foot warehouse style retail store building leased to Wal-Mart Stores, Inc. pursuant to a triple net lease. The lease has a remaining term which expires on January 31, 2008. The lease provides for annual base rental payments of $321,000 or $3.76 per square foot. In addition to net rent, Wal-Mart is required to pay percentage rent equal to 1% of gross sales in excess of base gross receipts as defined. The lease has five renewal terms of five years each.

The purchase price of $3.525 million and related expenses of approximately $44,000 were satisfied by a cash payment and by an assumption of an existing note with a principal balance of $2.365 million. The note bears interest at a rate of 7.35% per annum, with a monthly debt service payment of principal and interest in the amount of $27,000 to fully amortize the note on January 15, 2008.

The unpaid cumulative preferred return at December 31, 1997 totaled $10.856 million ($349.57 to $353.37 per Unit, per close), and was reduced by $384,958 ($12.51 per Unit) with the fourth quarter 1997 distribution paid in January 1998.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

Impact of Year 2000

The Partnership is evaluating its computer and communication systems that could be affected by the "Year 2000" issue. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Partnership presently believes that the year 2000 problem will not pose operational problems for the Partnership's computer and communication systems and will not have a material impact on the operations of the Partnership.

Results of Operations ($000)

                                                           Increase   (Decrease)
                                  1997     1996     1995   1997-1996  1996-1995
                                  ----     ----     ----   ---------  ---------
Total revenues                  $ 3,080    2,824    2,184    $ 256     $  640
                                -------  -------  -------    -----     ------

Total expenses:
   Interest                         469      388       27       81        361
   Depreciation                     439      393      275       46        118
   General & administrative         317      496      464     (179)        32
                                -------  -------  -------    -----     ------
                                  1,225    1,277      766      (52)       511
                                -------  -------  -------    -----     ------
Income before loss on sale
   of property                    1,855    1,547    1,418      308        129
   Loss on sale of property        --       --       (325)    --          325
                                -------  -------  -------    -----     ------

Net income                      $ 1,855    1,547    1,093    $ 308     $  454
                                =======  =======  =======    =====     ======

The changes in results of operations with respect to revenues, interest and depreciation for the years ended December 31, 1997, 1996, and 1995 are primarily attributable to the operations of the real property investments acquired in 1995 and 1997 as described in Item 2 and above.

General and administrative expenses decreased in 1997 due to non-recurring transactional expenses incurred in 1996.

On March 15, 1995, the Partnership sold its property located in Bloomingdale, Illinois for approximately $3 million and received proceeds of $2.649 million. The book value at the time of sale was $2.974 million. The Partnership incurred a loss of $325,000.

Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 and 131 are effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The adoption of SFAS 130 and 131 in 1998 will have no effect on the financial statements of the Partnership.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                                      INDEX

                                                                         Page

Independent Auditors' Report                                              12

Consolidated Balance Sheets at December 31, 1997 and 1996                 13

Consolidated Statements of Income for the years ended
December 31, 1997, 1996 and 1995                                          14

Consolidated Statements of Changes in Partners' Capital (Deficit)
for the years ended December 31, 1997, 1996 and 1995                      15

Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995                                          16

Notes to Consolidated Financial Statements                              17 - 24

Consolidated Financial Statement Schedule*
------------------------------------------

*Real Estate and Accumulated Depreciation Schedule III                    25

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Net 1 L.P. and consolidated partnerships as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG Peat Marwick LLP

New York, New York
February 12, 1998

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

                           CONSOLIDATED BALANCE SHEETS
                                     ($000)

                           December 31, 1997 and 1996

               Assets                                       1997          1996
                                                            ----          ----
Real estate, at cost (notes 4 and 5):
    Buildings                                            $ 18,914      $ 15,725
    Land                                                    7,526         7,146
                                                         --------      --------
                                                           26,440        22,871

    Less:  accumulated depreciation                         2,735         2,296
                                                         --------      --------
                                                           23,705        20,575

Cash and cash equivalents                                   1,312         2,123
Rent receivable (note 2)                                      400           315
Other assets                                                  246           166
                                                         --------      --------

                                                         $ 25,663      $ 23,179
                                                         ========      ========

          Liabilities and Partners' Capital

Mortgage notes payable (note 5)                             5,676         3,552
Accrued interest payable (note 5)                              30            32
Accounts payable and other liabilities                        165            87
                                                         --------      --------
                                                            5,871         3,671
                                                         --------      --------
Commitments and contingencies

Partners' capital (note 3):
    General Partner                                          (174)         (180)
    Limited Partners ($1,000 per Unit,
    50,000 Units authorized, 30,772
    Units issued and outstanding)                          19,966        19,688
                                                         --------      --------
               Total partners' capital                     19,792        19,508
                                                         --------      --------

                                                         $ 25,663      $ 23,179
                                                         ========      ========

          See accompanying notes to consolidated financial statements.

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

                        CONSOLIDATED STATEMENTS OF INCOME
                         ($000 except per unit amounts)

                  Years ended December 31, 1997, 1996 and 1995

                                                         1997              1996            1995
                                                         ----              ----            ----
Revenues:
    Rental (notes 4 and 6)                              $ 2,992          $ 2,707          $ 1,903
    Interest                                                 88              101              254
    Other income                                           --                 16               27
                                                        -------          -------          -------
                                                          3,080            2,824            2,184
                                                        -------          -------          -------

Expenses:
    Interest (note 5)                                       469              388               27
    Depreciation                                            439              393              275
    General, administrative and other (note 7)              317              496              464
                                                        -------          -------          -------
                                                          1,225            1,277              766
                                                        -------          -------          -------

Income before loss on
    sale of property                                      1,855            1,547            1,418
Loss on sale of property (note 4)                          --               --               (325)
                                                        -------          -------          -------

    Net income                                          $ 1,855          $ 1,547          $ 1,093
                                                        =======          =======          =======

Net income per Unit of
    partnership interest (*)                       $55.85 to $61.00  $46.39 to $51.03  $32.59 to $36.16
                                                   ================  ================  ================

(*) Amounts allocated to unit holders vary depending on the dates they became unit holders.

          See accompanying notes to consolidated financial statements.

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                     ($000)

                  Years ended December 31, 1997, 1996 and 1995

                                                                      General       Limited
                                                          Total       Partner       Partners
                                                          -----       -------       --------
Partners' capital (deficit) at December 31, 1994        $21,372        (143)         21,515

Net income                                                1,093          22           1,071

Cash distributions                                       (2,933)        (59)         (2,874)
                                                        -------        ----          ------

Partners' capital (deficit) at December 31, 1995         19,532        (180)         19,712

Net income                                                1,547          31           1,516

Cash distributions                                       (1,571)        (31)         (1,540)
                                                        -------        ----          ------

Partners' capital (deficit) at December 31, 1996         19,508        (180)         19,688

Net income                                                1,855          37           1,818

Cash distributions                                       (1,571)        (31)         (1,540)
                                                        -------        ----          ------

Partners' capital (deficit) at December 31, 1997        $19,792        (174)         19,966
                                                        =======        ====          ======

          See accompanying notes to consolidated financial statements.

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     ($000)

                  Years ended December 31, 1997, 1996 and 1995

                                                          1997            1996          1995
                                                          ----            ----          ----
Cash flows from operating activities:
   Net income                                           $ 1,855           1,547          1,093
                                                        -------          ------        -------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                         439             393           275
      Loss on sale of properties, net                      --              --             325
      Increase in rent receivable                           (85)            (15)          (17)
      (Increase) decrease in other assets                   (80)            162          (172)
      (Decrease) increase in accrued interest payable        (2)             (1)           33
      Increase (decrease) in accounts payable
      and other liabilities                                  78             (74)          112
                                                        -------          ------        ------
        Total adjustments                                   350             465           556
                                                        -------          ------        ------
        Net cash provided by operating activities         2,205           2,012         1,649
                                                        -------          ------        ------

Cash flows from investing activities:
   Acquisition of real estate                            (1,205)           --          (3,115)
   Proceeds from sale of properties                        --              --           2,649
   Principal payment received on note                         1               1             1
                                                        -------          ------        ------
        Net cash (used in) provided by
          investing activities                           (1,204)              1          (465)
                                                        -------          ------        ------

Cash flows from financing activities:
   Principal payments on mortgage notes                    (241)           (135)           (7)
   Cash distributions to partners                        (1,571)         (1,571)       (2,933)
                                                        -------          ------        ------
        Net cash used in financing activities            (1,812)         (1,706)       (2,940)
                                                        -------          ------        ------

        Net (decrease) increase in cash and
          cash equivalents                                 (811)            307        (1,756)
Cash and cash equivalents at beginning of year            2,123           1,816         3,572
                                                        -------          ------        ------
Cash and cash equivalents at end of year                $ 1,312           2,123         1,816
                                                        =======          ======        ======

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest               $   471             389             2
                                                        =======          ======        ======

Supplemental disclosure of non-cash investing and financing activities:
On May 30, 1997, in connection with the acquisition of the Texas Property, the Partnership assumed approximately $2.4 million of first mortgage financing.

In 1995, in connection with the acquisition of the Sumter & Gainesville Properties, the Partnership assumed approximately $3.7 million of first mortgage financing.

          See accompanying notes to consolidated financial statements.

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

1.    The Partnership

      Net 1 L.P. (the "Partnership") was formed as a limited partnership on August 25, 1987 under the laws of the State of Delaware to invest in real estate or interests therein to be net leased to corporations or other entities.

      On November 20, 1987, the Partnership commenced the sale of up to 50,000 Units of limited partnership interests at $1,000 per Unit with the option to offer an additional 50,000 Units. As of the last admission of Limited Partners, which occurred on January 17, 1989, the Partnership had raised a total of $31.001 million (31,001 Units) from 1,638 investors and the offering was terminated.

      Pursuant to the partnership agreement, limited partnership units may be repurchased, beginning in 1990. On September 30, 1990, the Partnership repurchased 229 limited partnership units for an aggregate purchase price of $169,930. No additional Units have been repurchased.

      As of December 31, 1997 there was a total of 1,532 investors holding 30,772 limited partnership units.

2.    Summary of Significant Accounting Policies

      The Partnership's financial statements are prepared on the accrual basis of accounting for financial reporting purposes.

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

      Real estate is carried at cost less accumulated depreciation. Acquisition fees incurred in connection with the properties acquired have been capitalized as a cost of the property. Depreciation for financial reporting purposes is determined by the straight-line method over the estimated economic useful lives of the properties. The Partnership depreciates buildings over a 40-year period. Depreciation for tax purposes is determined in accordance with the Modified Accelerated Cost Recovery System.

                                                                     (Continued)

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

2.,   Continued

      On January 1, 1996, the Partnership adopted the provisions of SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair market value less costs to sell. Adoption of this Statement in 1996 and its application in 1997 did not have any impact on the Partnership's financial position or results of operations.

      The leases relating to the properties are operating leases in accordance with generally accepted accounting principles. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At December 31, 1997 and 1996, rent receivable primarily consists of amounts for the excess of rental revenues recognized on a straight-line basis over the rents collectible under the leases.

      For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments to be cash equivalents. The balance sheet caption cash and cash equivalents includes $1.3 million and $2.1 million of money market instruments at December 31, 1997 and 1996, respectively.

      The Partnership uses the accrual basis of accounting for Federal income tax purposes. No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

      Income per Unit amounts were calculated by using the weighted average number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average Units outstanding was 30,772 for the years ended December 31, 1997, 1996 and 1995.

      Statement of Financial Accounting Standards No. 128 (SFAS 128) " Earnings per Share" is effective for periods ending December 15, 1997. Application of SFAS 128 had no effect on the Partnership's net income per unit for 1997, 1996 and 1995.

                                                                     (Continued)

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

2.,   Continued

      The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged at a current transaction between willing parties. The Partnership's cash, mortgage notes payable, accounts payable and accrued liabilities are considered to be financial instruments and except for certain mortgage notes payable, as described in note 5, are carried at cost, which approximates fair value.

      Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      Certain amounts included in the prior years' financial statements have been reclassified to conform with the current years' presentation.

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

                                                                     (Continued)

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

3.,   Continued

      Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at December 31, 1997 totaled $10.856 million ($349.57 to $353.37 per Unit, per close). On January 31, 1998, the unpaid cumulative preferred return at December 31, 1997 was reduced by a cash distribution to the Limited Partners for the quarter ended December 31, 1997 totaling $384,958 ($12.51 per unit). The General Partner received a cash distribution of $7,856 on February 11, 1998.

      Cash distributions paid per Unit of limited partnership interest for each of the years in the three-year period ended December 31, 1997 were $50.04, $50.04, and $93.40, respectively.

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

4.    Investments in Real Estate

      The Partnership's real property portfolio as of December 31, 1997, consist of twenty-four properties (or interest therein) located in nine states, including health and tennis club facilities, retail stores and bus terminals. All of the Partnership's properties are subject to triple net leases, which are generally characterized as leases in which the tenant bears all, or substantially all, of the costs and cost increase for real estate taxes, insurance and ordinary maintenance.

                                                                     (Continued)

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

4.,  Continued

      Following is a detailed schedule of the Partnership's real estate and lease terms at December 31, 1997:

                                                                                      Annualized
                                                                         Acquisition  Base Rent at
      Date of                                                                Cost       12-31-97   Lease(s)   Square
      Acquisition       Tenant                  Location                   ($000's)     ($000's)   Expires     Feet
      -----------  -------------------------    ----------------------     --------     --------   -------     ----
      07-18-88     Scandinavian
                      US Swim & Fitness         Phoenix, AZ             $   5,860   $     677       07-08     36,600
      08-26-88     Autozone Stores, Inc.        Various (16 properties)     6,980         736       08-08    104,600
      02-28-89     Greyhound Lines, Inc.        Various (3 properties)      2,470         355       02-09    195,200
      08-22-94     Circuit City Stores, Inc.    Lynchburg, VA                 751          86       11-06      9,300
      11-27-95     Wal-Mart Stores, Inc.        Sumter, SC                  3,850         328       01-08    103,400
      12-28-95     Wal-Mart Stores, Inc.        Gainesville, GA             2,960         218       01-09     89,200
      05-30-97     Wal-Mart Stores, Inc.        Brownsville, TX             3,569         321       01-08     85,300
                                                                        ---------   ---------                -------
                                                                        $  26,440   $   2,721                623,600
                                                                        =========   =========                =======

      The following unaudited pro forma consolidated operating information for the years ended December 31, 1997 and 1996, were prepared as if the acquisition of the Brownsville, Texas Property had been consummated as of January 1, 1996 and was carried forward through December 31, 1996 and 1997. The information provided does not purport to be indicative of what the operating results of the Partnership would have been had the acquisition been consummated on the date assumed. The pro forma amounts ($000) follow:

                                     Unaudited Pro Forma    Unaudited Pro Forma
                                         Year Ended             Year Ended
                                        December 31,           December 31,
                                            1997                   1996
                                            ----                   ----
       Revenues                           $     3,212          $      3,145
       Net income                         $     1,883          $      1,616
       Net income per Unit of
         partnership interest         $56.70 to $61.93        $48.45 to $53.29
                                      ================        ================

      On November 30, 1994, the Partnership entered into an agreement to sell its property in Bloomingdale, Illinois (the "Bloomingdale Property") for $3 million. The Bloomingdale Property was sold on March 15, 1995, for approximately $3 million and the Partnership received proceeds of $2.649 million. The Partnership incurred a loss of approximately $325,000 from the sale.

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

5.    Mortgage Notes Payable

      On July 14, 1995, the Partnership acquired a 99% limited partnership interest in Net 1 Sumter L.P. and in Net 1 Gainesville L.P., Delaware special purpose limited partnerships. On November 27, 1995, Net 1 Sumter L.P. acquired the property located in Sumter, South Carolina for approximately $3.85 million by a cash payment and by an assumption of a 20-year, 10.375% secured note. The balance of the note on the date of acquisition was $2.110 million. The debt service of $25,500, to fully amortize the note by maturity on January 1, 2008, is payable monthly in arrears.

      On December 28, 1995, Net 1 Gainesville L.P. acquired the property located in Gainesville, Georgia by a cash payment and assumption of a 116-month, 13% first mortgage note and a 176-month, 7.5% second mortgage note. The balances of the mortgage notes on the date of acquisition were $1.197 million and $440,476. The first mortgage note provides for debt service payments of $18,182, to fully amortize the note by maturity on January 1, 2004, is payable monthly in arrears while interest on the second note is accruing and being added to principal.

      On May 30, 1997, the Partnership acquired the property located in Brownsville, Texas for approximately $3.6 million by a cash payment and by an assumption of an existing note with a principal balance of approximately $2.365 million. The note bears interest at a rate of 7.35% per annum, with a monthly debt service payment of principal and interest in the amount of $26,709 to fully amortize the note by maturity on January 15, 2008.

      Principal paydowns of the mortgage notes payable for the succeeding five years are as follows ($000):

            Year ending December 31,               Amount
            ------------------------               ------
                     1998                         $   377
                     1999                             416
                     2000                             459
                     2001                             507
                     2002                             560
                                                      ===

      The estimated fair value of the mortgage notes payable at December 31, 1997 is $6.077 million, and is based on a valuation of these debts using market rates of interest (approximately 7.5%) as of December 31, 1997. At December 31, 1996, the carrying value of the mortgage notes payable was not substantially different than the fair value.

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

6.    Leases

      Minimum future rental payments receivable under noncancelable operating leases for the properties as of December 31, 1997, are as follows ($000):

            Year Ending December 31,               Amount
            ------------------------               ------
                      1998                      $   2,755
                      1999                          2,803
                      2000                          2,803
                      2001                          2,804
                      2002                          2,818
                    2003-2007                      14,362
                    2008-2009                       1,727
                                                ---------
                                                $  30,072
                                                =========

      The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

      Each of the following properties accounted for 10% or more of rental revenues shown for the years ended December 31,:

                Property            1997        1996        1995
                --------            ----        ----        ----
               Phoenix, AZ           25%         25%         36%
               Autozone (*)          26%         29%         40%
               California (**)       12%         13%         18%
               Sumter, SC            17%         18%          -
               Gainesville, GA       11%         12%          -

* These properties consist of 16 retail stores located as follows: two in Alabama, two in Florida, one in Georgia, five in New Mexico, and six in Texas.
**    These properties consist of three bus terminals located in California.

      At December 31, 1997, the Phoenix, Arizona Property accounted for 18%, the Autozone Properties accounted for 24%, the Sumter, South Carolina Property accounted for 14%, the Gainesville, Georgia Property accounted for 11%, and the Brownsville, Texas Property accounted for 14% of total assets.

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

7.    Related Parties

      Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the years ended December 31, 1997, 1996 and 1995, management fees totaled $29,000, $27,000 and $18,000, respectively.

      Two officers of affiliates of the General Partner received acquisition fees totaling $35,000 for the year ended December 31, 1997 and $67,000 for the year ended December 31, 1995.

      Beginning in October 1996, Lexington Corporate Properties Trust, whose chairman is chairman of the General Partner, has been reimbursed by the Partnership for various administrative services performed. For the years ended December 31, 1997 and 1996, such reimbursements totaled $109,000 and $88,000, respectively.

                                                                    Schedule III

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS
                    Real Estate and Accumulated Depreciation
                        December 31, 1997, 1996 and 1995
                                     ($000)

     Initial cost to Partnership and gross amount at which carried at end of period (A)

                                                                                                                      Life on which
                                                                                                                      depreciation
                                                                                                                    in latest income
                                                                            Accumulated       Date        Date of      statements
    Description              Encumbrances (B)  Land  Buildings  Total (C)  Depreciation (D) Acquired   Construction    is computed
    -----------              ----------------  ----  ---------  ---------  ---------------- --------   ------------    -----------
Health and tennis club
 facility, Phoenix, AZ         $  -           1,117    4,743      5,860       1,121         July 1988     July 1988     40 years
Retail stores (E)                 -           2,991    3,989      6,980         935         Aug. 1988  1986 & 1987 (F)  40 years
Bus terminals (G)                 -           1,086    1,384      2,470         325         Feb. 1989        (G)        40 years
Retail store, Lynchburg, VA       -             300      451        751          38         Aug. 1994       1986        40 years
Retail store, Sumter, SC        1,908           850    3,000      3,850         159         Nov. 1995       1983        40 years
Retail store, Gainesville, GA   1,490           802    2,158      2,960         110         Dec. 1995       1984        40 years
Retail store, Brownsville, TX   2,278           380    3,189      3,569          47         May  1997       1985        40 years
                               ------         -----   ------     ------       -----
                               $5,676         7,526   18,914     26,440       2,735
                               ======         =====   ======     ======       =====

(A) The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. There is no difference between the initial cost for financial reporting purposes and the initial cost for Federal income tax purposes.

(B) See note 5 of Notes to Consolidated Financial Statements - Mortgage Notes Payable.

                                                                                       1997       1996        1995
                                                                                       ----       ----        ----

(C)   Reconciliation of real estate owned:

                                                     Balance at beginning of year     $22,871     22,871     17,650
                                                     Sale of property                    --         --       (1,589)
                                                     Acquisition of properties          3,569       --        6,810
                                                                                      -------    -------    -------
                                                     Balance at end of year           $26,440     22,871     22,871
                                                                                      =======    =======    =======

(D)   Reconciliation of accumulated depreciation:

                                                     Balance at beginning of year    $  2,296      1,903      3,217
                                                     Sale of property                    --         --       (1,589)
                                                     Depreciation expense                 439        393        275
                                                                                      -------    -------    -------
                                                     Balance at end of year           $ 2,735      2,296      1,903
                                                                                      =======    =======    =======

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

The LCP Group, L. P. ("LCP") has granted Lexington Corporate Properties Trust, whose chairman is chairman of the General Partner, an option to acquire the general partnership interest currently owned by LCP in the Partnership. The option is exercisable at any time.

The directors and executive officers of Lepercq Net 1 Inc. are as follows:

             Name                              Position
             ----                              --------
        E. Robert Roskind                 President and Secretary
        Denise E. DeBaun                  Vice President
        David J. Walsh                    Vice President and Treasurer
        Dianne R. Smith                   Assistant Secretary

Certain biographical information relating to the directors and executive officers of Lepercq Net 1 Inc. is set forth below.

E. Robert Roskind, age 53, has been associated with LCP since 1973 and has been Chairman of LCP since September 1976. He also serves as Chairman of the Board and Co-Chief Executive Officer of Lexington Corporate Properties Trust, a Real Estate Investment Trust traded on the New York Stock Exchange. Mr. Roskind is a graduate of the University of Pennsylvania and Columbia Law School, and has been a member of the New York Bar since 1970. Mr. Roskind is a director of Berkshire Realty Company, Inc., Krupp Government Income Trust I and Krupp Government Income Trust II.

Denise E. DeBaun, age 47, has been employed by LCP since 1981. She was a member of the marketing department from 1986 to 1990. She also serves as an Administrative Assistant of Lexington Corporate Properties Trust, a Real Estate Investment Trust traded on the New York Stock Exchange. Ms. DeBaun is a graduate of Hunter College of the City of New York.

David J. Walsh, age 31, has been associated with LCP since 1993. He has served as Senior Vice President of LCP since January 1997 and as Director of Acquisitions since June 1993. Prior to joining LCP, Mr. Wash was associated with Glaxo Inc., a Fortune 500 pharmaceutical company, as a Pharmaceutical Sales Representative. Mr. Walsh received his bachelor's degree from Western New England College in 1989.

Dianne R. Smith, age 51, has been associated with LCP since 1988 as their paralegal. Ms. Smith also serves as the Paralegal to Lexington Corporate Properties Trust, a Real Estate Investment Trust traded on the New York Stock Exchange. Ms. Smith is a graduate of New York University where she received her Paralegal degree.

ITEM 11. EXECUTIVE COMPENSATION

The General Partner is entitled to receive a share of cash distributions when and as cash distributions are made to the Limited Partners, and a share of taxable income or loss. Cash distributions of $31,425 were made to the General Partner in 1997.

The directors and executive officers of Lepercq Net 1 Inc. received no remuneration from the Partnership.

The General Partner and its affiliates were paid certain fees and commissions and reimbursed for certain expenses.

Information concerning the cash distributions to the General Partner, and fees, commissions and reimbursements paid to it or its affiliates, is contained in the Consolidated Statements of Changes in Partners' Capital (Deficit) and in notes 3 and 7 of Notes to Consolidated Financial Statements in Item 8 above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) No person is known to the Partnership to be the beneficial owner of more than 5% of the Units.

      (b) Directors and executive officers of Lepercq Net 1 Inc. and affiliated entities own 99 Units as of December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership reimburses the General Partner or its affiliates for expenses incurred and may pay interest on loans made in connection with acquisitions.

Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's Properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). Such fees totaled $29,000, $27,000 and $18,000 in 1997, 1996, and 1995, respectively.

Beginning in October 1996, Lexington Corporate Properties Trust, whose chairman is chairman of the General Partner, has been reimbursed by the Partnership for various administrative services performed. For the years ended December 31, 1997 and 1996, such reimbursements totaled $109,000 and $88,000, respectively.

Two officers of affiliates of the General Partner received acquisition fees totaling $35,000 for the year ended December 31, 1997 and $67,000 for the year ended December 31, 1995.

Additional information with respect to the directors and officers and compensation of the General Partner and affiliates is contained in Items 8, 10 and 11 above.

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

                  (x) Purchase Agreement for Brownsville, Texas Property dated April 21, 1997.

            (28) Additional exhibits

                  (i) Appraisals for the Greyhound Properties dated November 1, 1988.*

                  (ii) Appraisal for the Nichols Property dated September 7, 1988.*

      (b)   Reports on Form 8-K filed during the fourth quarter of 1997.
            None.

      (c)   Exhibits. See (a)3 above.
            Exhibit No. 27         Financial Data Schedule

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

NET 1 L. P.

By:  Lepercq Net 1 L. P.,
     its general partner

By:  Lepercq Net 1 Inc.,
     its general partner

By: /s/ E. Robert Roskind                 By: /s/ E. Robert Roskind
   ---------------------------                ----------------------------------
   President                                  Principal Financial & Accounting
                                                Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

            Signature                                  Title
   ---------------------------                ----------------------------------


    /s/ E. Robert Roskind
   ---------------------------                President and Secretary
        E. Robert Roskind

    /s/ Denise E. DeBaun
   ---------------------------                Vice President
        Denise E. DeBaun

    /s/ David J. Walsh
   ---------------------------                Vice President and Treasurer
        David J. Walsh

    /s/ Dianne R. Smith
   ---------------------------                Assistant Secretary
        Dianne R. Smith

Date: March 24, 1998