Form 10-Q
period 1998-03-31
NET 1 L P
filed 1998-05-13
CIK 821129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Transition period from                   to
                               -----------------    ----------------
Commission File Number 33-16973
                       --------

                                   NET 1 L. P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                     13-3421566
----------------------------------------            ---------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

c/o Lexington Corporate Properties Trust
       355 Lexington Avenue
           New York,  NY                                    10017
----------------------------------------            ---------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (212) 692-7200
                                                      ------------------

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

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

                           CONSOLIDATED BALANCE SHEETS
                                     ($000)

                March 31, 1998 (Unaudited) and December 31, 1997


                                     ASSETS
                                                     March 31,      December 31,
                                                        1998            1997
                                                      --------        --------
Real estate, at cost                                  $ 26,440        $ 26,440
   Less:  accumulated depreciation                       2,853           2,735
                                                      --------        --------
                                                        23,587          23,705

Cash and cash equivalents                                1,381           1,312
Rent receivable                                            421             400
Other assets                                               551             246
                                                      --------        --------

                                                      $ 25,940        $ 25,663
                                                      ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable                                $  5,596        $  5,676
Accrued interest payable                                    30              30
Accounts payable and other liabilities                     148             165
                                                      --------        --------
                                                         5,774           5,871
                                                      --------        --------

Partners' capital (deficit):
General Partner                                           (167)           (174)
Limited Partners ($1,000 per Unit,
   50,000 Units authorized, 30,772
   Units issued and outstanding)                        20,333          19,966
                                                      --------        --------
      Total partners' capital                           20,166          19,792
                                                      --------        --------

                                                      $ 25,940        $ 25,663
                                                      ========        ========


     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

                        CONSOLIDATED STATEMENTS OF INCOME
                         ($000 except per Unit amounts)

                     Quarters Ended March 31, 1998 and 1997
                                   (Unaudited)

                                             Quarter Ended   Quarter Ended
                                                March 31,       March 31,
                                                  1998            1997
                                                 ------          ------
Revenues:

   Rental                                        $1,086          $  900
   Interest and other                                18              28
                                                 ------          ------

                                                  1,104             928
                                                 ------          ------
Expenses:

   Interest                                         131              94
   Depreciation                                     118              98
   General, administrative, and other                88              99
                                                 ------          ------

                                                    337             291
                                                 ------          ------

Net income                                       $  767          $  637
                                                 ======          ======


Net income per Unit of limited
   partnership interest                          $24.43          $20.29
                                                 ======          ======


     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     ($000)

                     Quarters Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                   Quarter Ended   Quarter Ended
                                                      March 31,       March 31,
                                                         1998            1997
                                                       -------         -------
Cash flows from operating activities:

   Net income                                          $   767         $   637
                                                       -------         -------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                          118              98
     Other, net                                           (343)           (231)
                                                       -------         -------
     Total adjustments                                    (225)           (133)
                                                       -------         -------

   Net cash provided by operating activities               542             504
                                                       -------         -------

Cash flows from financing activities:
   Principal payments on mortgage notes                    (80)            (36)
   Cash distributions to partners                         (393)           (393)
                                                       -------         -------
   Net cash used in financing activities                  (473)           (429)
                                                       -------         -------

Net increase in cash and cash equivalents                   69              75
Cash and cash equivalents at beginning of period         1,312           2,123
                                                       -------         -------
Cash and cash equivalents at end of period             $ 1,381         $ 2,198
                                                       =======         =======


Cash paid during the period for interest               $   131         $    95
                                                       =======         =======


     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (Unaudited)


1.    The Partnership and Basis of Presentation

      Net 1 L. P. (the "Partnership") was formed as a limited partnership on August 25, 1987 under the laws of the State of Delaware to invest in real estate or interests therein to be net leased to corporations or other entities.

      As of March 31, 1998, the Partnership has a total of 30,772 Units issued and outstanding held by approximately 1,500 limited partners.

      The unaudited financial statements reflect all adjustments that are, in the opinion of the General Partner, necessary to a fair statement of the results for the interim period presented. For a more complete understanding of the Partnership's financial position and accounting policies, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

2.    Summary of Significant Accounting Policies

      The leases relating to the properties are operating leases in accordance with generally accepted accounting principles. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At March 31, 1998, rent receivable primarily consists of amounts for the excess of rental revenues recognized on a straight-line basis over the rents collectible under the leases.

      For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments to be cash equivalents. The balance sheet caption cash and cash equivalents includes $1.3 million of money market instruments at March 31, 1998.

      Net income per Unit amounts were calculated by using the weighted average number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 30,772 for the quarters ended March 31, 1998 and 1997.

      Statement of Financial Accounting Standards No. 128 (SFAS 128) " Earnings per Share" is effective for periods ending December 15, 1997. Application of SFAS 128 had no effect on the Partnership's net income per unit for the quarters ended March 31, 1998 and 1997.

      In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 and 131 are effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The adoption of SFAS 130 and 131 on January 1, 1998, had no effect on the financial statements of the Partnership.

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

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

      Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at March 31, 1998 totaled $11.317 million ($364.56 to $370.41 per Unit, per close). On April 30, 1998, the unpaid cumulative preferred return at March 31, 1998 was reduced by a cash distribution to the Limited Partners for the quarter ended March 31, 1998 totaling $384,958 ($12.51 per Unit). The General Partner received a cash distribution of $7,856 on April 30, 1998.

4.    Mortgage Notes Payable

      Principal paydowns of the mortgage notes payable for the succeeding five years are as follows ($000):

                   Year Ending
                  December 31,                     Amount
                 ---------------                   ------
                 1998 (9 months)                   $  286
                      1999                            416
                      2000                            459
                      2001                            507
                      2002                            560
                      2003                            620
                                                   ======

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Leases

      Minimum total annual future rental payments receivable under the noncancelable operating leases for the properties as of March 31, 1998, follow ($000):

                   Year Ending
                  December 31,                    Amount
                 ---------------                ---------
                 1998 (9 months)                $   2,073
                      1999                          2,803
                      2000                          2,803
                      2001                          2,804
                      2002                          2,818
                      2003                          2,851
                    2004-2008                      13,160
                      2009                             78
                                                ---------
                                                $  29,390
                                                =========

      The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

6.    Related Party Transactions

      Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the quarters ended March 31, 1998 and 1997, property management fees of $11,000 and $9,000, respectively had been incurred.

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

The unpaid cumulative preferred return at March 31, 1998 totaled $11.317 million ($364.56 to $370.41 per Unit, per close), and was reduced by $384,958 ($12.51 per Unit) with the first quarter 1998 distribution paid in April 1998.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.


Results of Operations ($000)

                                     Quarters ended      Increase (Decrease)
                                        March 31,           Quarter ended
                                        ---------           -------------
                                     1998       1997        March 31, 1998
                                     ----       ----        --------------
Total revenues                      $1,104     $  928           $  176
                                    ------     ------           ------

Total expenses:
   Interest                            131         94               37
   Depreciation                        118         98               20
   General & administrative             88         99              (11)
                                    ------     ------           ------
                                       337        291               46
                                    ------     ------           ------

Net income                          $  767     $  637           $  130
                                    ======     ======           ======

The changes in results of operations with respect to revenues, interest and depreciation for the quarter ended March 31, 1998 are primarily attributable to the operations of the real property investment acquired in the second quarter of 1997.

General and administrative expenses decreased in the quarter ended March 31, 1998, due to lower property operating expenses.

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

ITEM 3.     Defaults under the Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.     Other Information - not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K.

            (a)    Exhibits.
                  Exhibit No.             Exhibit
                  -----------             -------
                      27                  Financial Data Schedule

            (b) Reports on form 8-K filed during the first quarter ended March 31, 1998. None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NET 1 L. P.

                                          By: Lepercq Net 1 L. P.
                                              its general partner

                                          By: Lepercq Net 1 Inc.
                                              its general partner


Date:     May 13, 1998                    By:/s/ E. Robert Roskind
     ---------------------                   ----------------------------------
                                             E. Robert Roskind
                                             President