Form 10-K405
period 1998-12-31
NET 1 L P
filed 1999-03-31
CIK 821129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    [Fee Required]
    For the fiscal year ended December 31, 1998

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    [No Fee Required]
    For the Transition period from ________to________

    Commission File Number  33-16973

                                   NET 1 L.P.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                 Delaware                               13-3421566
      -------------------------------                -------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

     c/o Lexington Corporate Properties Trust
           355 Lexington Avenue
               New York,  NY                              10017
      --------------------------------------             --------
     (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code   (212) 692-7200

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

                                  Yes |X| No|__|

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

                                      None.

                                     PART I.

Forward-Looking Statements
--------------------------

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

ITEM 1.  BUSINESS
-----------------

Net 1 L.P. (the "Partnership"), is a limited partnership formed on August 25, 1987 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in existing commercial properties which are triple net leased to corporations or other entities. The Partnership Agreement was amended and restated on September 30, 1994, which enables the Partnership to make additional real estate investments.

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

The Partnership commenced an offering to the public of 50,000 units at $1,000 per unit of limited partnership interests (the "Units") on November 20, 1987 pursuant to a Prospectus. The Prospectus was filed with the Securities and Exchange Commission as part of the Partnership's Registration Statement on Form S-11 (No. 33-16973). On January 17, 1989, the Partnership held the final admission of Limited Partners, and the offering was terminated after a total of 31,001 Units had been sold, equaling $31.001 million in capital contributions. On September 30, 1990, the Partnership repurchased 229 limited partnership Units for an aggregate purchase price of $169,930. No Units have been repurchased since 1990.

The Partnership invests in net leased real properties (or interests therein) located throughout the United States, which offer the potential for (i) preservation and protection of the capital of the limited partners of the Partnership, (ii) providing increasing cash available for distributions,
(iii) providing tax benefits so that a portion of the cash distributions is sheltered from current income taxation, and (iv) appreciation in value of the Partnership's investments.

Investments are made in various types of commercial real properties and interests therein. Such investments may include, but are not limited to: fitness centers, warehouses, distribution centers, office buildings, retail stores, hotels, motels, nursing homes and congregate care facilities. Investments are not restricted as to specific geographical areas, however, all of the Partnership's investments are made within the United States.

Each of the following properties (as hereinafter defined) accounted for 10% or more of consolidated rental revenues for the years ended December 31, follow:

              Property           1998        1997        1996
              --------           ----        ----        ----
            Phoenix, AZ           24%         25%         25%
            Autozone (*)          24%         26%         29%
            Sumter, SC            16%         17%         18%
            Brownsville, TX       12%          -           -
            California (**)       11%         12%         13%
            Gainesville, GA       10%         11%         12%

            (*) These properties consist of 16 retail stores located as follows: two in Alabama, two in Florida, one in Georgia, five in New Mexico, and six in Texas.

            (**) These  properties  consist of three bus terminals  located in California.

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

The General Partner has granted Lexington Corporate Properties Trust (the "Company"), whose chairman and Co-Chief Executive Officer is chairman of the General Partner, an option exercisable at any time, to acquire the general partnership interest. The Company provides the Partnership with various administrative services. Under the terms of the option, the Company, subject to review of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with the Company retaining the option of paying such fair market value in securities of the Company, limited partnership units in controlled subsidiaries, cash or a combination thereof.

Competition
-----------

The real estate business is highly competitive and the Partnership competes with numerous established companies having significantly greater resources and experience. Competition may also come from other partnerships which have been or may be formed by the General Partner or its affiliates.

Environmental Matters
---------------------

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

Employees
---------

The Partnership has no employees. All necessary personnel are provided by the General Partner or its affiliates or agents. See Part III Item 10, "Directors and Executive Officers of the Registrant" and Item 13, "Certain Relationships and Related Transactions."

ITEM 2.  PROPERTIES
-------------------

                                                                                  Annualized                   Net
                                                                    Acquisition  Base Rent at               Rentable
Date of                                                               Cost         12/31/98   Lease(s)       Square
Acquisition   Tenant                   Location                      ($000's)      ($000's)    Expires        Feet
-----------   --------------------     -----------------------       --------      --------    -------        ----
07-18-88  Scandinavian
             US Swim & Fitness         Phoenix, AZ                  $  5,860        $  706      07-08         36,556
08-26-88  Autozone Stores, Inc.        Various (16 properties)         6,980           736      08-08        104,609
02-28-89  Greyhound Lines, Inc.        Various (3 properties)          2,470           360      02-09        195,212
08-22-94  Circuit City Stores, Inc.    Lynchburg, VA                     751            86      11-06          9,300
11-27-95  Wal-Mart Stores, Inc.        Sumter, SC                      3,850           328      01-08        103,377
12-28-95  Wal-Mart Stores, Inc.        Gainesville, GA                 2,960           218      01-09         89,199
05-30-97  Wal-Mart Stores, Inc.        Brownsville, TX                 3,569           321      01-08         85,334
                                                                    --------        ------                  --------
                                                                    $ 26,440        $2,755                   623,587
                                                                    ========        ======                  ========

ITEM 3. LEGAL PROCEEDINGS
-------------------------

Neither the Partnership nor its properties are subject to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1998 to a vote of Unit holders.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the near future. Further, the transfer of Units is subject to substantial restrictions. Accordingly, information as to the market value of a Unit at any given date is not available.

As of December 31, 1998, there were 1,449 investors holding 30,772 limited partnership units.

The Partnership makes quarterly cash distributions. Cash distributions paid per Unit of limited partnership interest for each of the years in the three-year period ended December 31, 1998 was $50.04.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following sets forth a summary of selected financial data for the Partnership for the years ended December 31, ($000's except per unit data):


                                      1998               1997               1996               1995               1994
                                    ------             ------             ------             ------             ------
Rental revenue                      $3,265             $2,992             $2,707             $1,903             $1,884
                                    ======             ======             ======             ======             ======

Income before
 extraordinary item                 $1,813             $1,855             $1,547             $1,093             $2,592
                                    ======             ======             ======             ======             ======

Income before
 extraordinary item
 per Unit of limited
 partnership interest (*)     $54.82 to $59.50   $55.85 to $61.00   $46.39 to $51.03   $32.59 to $36.16   $ 76.23 to $86.34
                              ================   ================   ================   ================   =================

Extraordinary item                  $   --             $   --             $   --             $   --             $1,200
                                    ======             ======             ======             ======             ======

Extraordinary item
 per Unit of limited
 partnership interest (*)           $   --             $   --             $   --             $   --             $35.31 to $39.98
                                    ======             ======             ======             ======             ======

Net income                          $1,813             $1,855             $1,547             $1,093             $3,792
                                    ======             ======             ======             ======             ======

Net income per Unit
 of limited partnership
 interest (*)                $  54.82 to $59.50  $  55.85 to $61.00  $  46.39 to $51.03  $  32.59 to $36.16  $111.54 to $126.32
                             ==================  ==================  ==================  ==================  ==================

Total assets                        $25,534            $25,663            $23,179            $23,412            $21,420
                                    ======             ======             ======             ======             ======

Mortgage notes
 payable                            $5,344             $5,676             $3,552             $3,687             $   --
                                    ======             ======             ======             ======             ======

Cash distributions -
 limited partners
 (per Unit)                         $50.04             $50.04             $50.04             $93.40             $50.04
                                    ======             ======             ======             ======             ======

(*) Amounts allocated to unit holders vary depending on the dates they became unit holders.

The above financial data should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Liquidity and Capital Resources
-------------------------------

On November 20, 1987, the Partnership commenced the sale of up to 50,000 Units of limited partnership interests at $1,000 per Unit with the option to offer an additional 50,000 Units. As of January 17, 1989, the Partnership had raised a total of $31.001 million in capital contributions (31,001 Units) and the offering was terminated. The net offering proceeds consisting of aggregate gross offering proceeds of $31.001 million less related offering costs of $3.781 million, along with the proceeds from a closing loan and other mortgage debt, have been utilized by the Partnership to invest in triple net leased real estate properties (or interests therein); to pay for related property acquisition expenses, financing and acquisition fees; and to provide for a working capital reserve. On September 30, 1990, the Partnership repurchased 229 limited partnership Units for an aggregate purchase price of $169,930. No Units have been repurchased since 1990.

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

The unpaid cumulative preferred return at December 31, 1998 totaled $12.701 million ($409.53 to $415.38 per Unit, per close), and was reduced by $384,958 ($12.51 per Unit) with the fourth quarter 1998 distribution paid on January 29, 1999.

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

The General Partner has been taking the necessary steps to understand the nature and extent of the work required to make its core information computer systems and non-information embedded systems Year 2000 compliant. The General Partner has determined that it will not be necessary to significantly modify, update or replace its computer hardware and software applications.

The vendor that provides the General Partner's existing general ledger software has released a compliant version of its product which the General Partner is currently using. The cost of the general ledger system did not have a material effect on the Partnership's financial condition or results of operations. The Partnership's properties, which have no scheduled lease expirations prior to November 30, 2006, are subject to net leases and accordingly the Year 2000 compliance of embedded systems (e.g., security, HVAC, fire and elevator systems) are the responsibility of the tenants. The General Partner has contacted each of its tenants asking them to identify and evaluate the changes and modifications necessary to make these systems compliant for Year 2000 processing. The cost associated with the effect to make the embedded systems Year 2000 compliant are the tenant's responsibility. However, no assurances can be given that the properties embedded systems will be Year 2000 compliant by December 31, 1999 and compliance costs, if any, incurred by the Partnership would not be significant.

The General Partner is communicating with significant third-party service providers and vendors with which it does business to determine the efforts being made on their part for compliance. The General Partner is attempting to receive compliance certificates from all third parties that have a material impact on the Partnership's operations, but no assurance can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

Management will closely monitor the General Partner's entire Year 2000 compliance function and will develop contingent plans no later than the third quarter of 1999 if necessary.

Results of Operations (In thousands)
------------------------------------

                                                          Increase (Decrease)
                                  1998     1997   1996    1998-1997  1997-1996
                                  ----     ----   ----    ---------  ---------
Total revenues               $   3,347    3,080  2,824     $  267    $  256
                                 -----    -----  -----        ---       ---

Total expenses:
   Interest                        510      469    388         41        81
   Depreciation                    476      439    393         37        46
   General and administrative      548      317    496        231      (179)
                                 -----    -----  -----        ---     -----
                                 1,534    1,225  1,277        309       (52)
                                 -----    -----  -----        ---     -----

Net income                   $   1,813    1,855  1,547     $  (42)   $  308
                                 =====    =====  =====        ===       ===

The changes in results of operations with respect to revenues, interest and depreciation for the years ended December 31, 1998, 1997, and 1996 are primarily attributable to the operations of the real property investment acquired and related mortgage assumed in 1997 as described above.

General and administrative expenses increased in 1998 due to transactional expenses incurred relating to the proposed partnership roll-up.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

There are no exposure to market risk due to the Partnership's fixed rate long-term indebtedness.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------


                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                                      INDEX

                                                                Page
                                                                ----

Independent Auditors' Report                                      13

Consolidated Balance Sheets at December 31, 1998 and 1997         14

Consolidated Statements of Income for the years ended
December 31, 1998, 1997 and 1996                                  15

Consolidated Statements of Changes in Partners' Capital (Deficit)
for the years ended December 31, 1998, 1997 and 1996              16

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996                                  17

Notes to Consolidated Financial Statements                      18 - 23


Consolidated Financial Statement Schedule
-----------------------------------------

Real Estate and Accumulated Depreciation Schedule III             24

                          Independent Auditors' Report
                          ----------------------------

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Net 1 L.P. and consolidated partnerships as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      KPMG LLP

New York, New York
February 5, 1999

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                           CONSOLIDATED BALANCE SHEETS
              (In thousands, except units and per unit amounts)

                           December 31, 1998 and 1997

                  Assets                                  1998           1997
                                                          ----           ----
Real estate, at cost:
   Buildings                                          $  18,914      $  18,914
   Land                                                   7,526          7,526
                                                      ---------      ---------
                                                         26,440         26,440

     Less: accumulated depreciation                       3,211          2,735
                                                      ---------      ---------
                                                         23,229         23,705

Cash and cash equivalents                                 1,688          1,312
Rent receivable                                             455            400
Other assets                                                162            246
                                                      ---------      ---------

                                                      $  25,534      $  25,663
                                                      =========      =========

     Liabilities and Partners' Capital (Deficit)

Mortgage notes payable                                    5,344          5,676
Accrued interest payable                                     28             30
Accounts payable and other liabilities                      128            165
                                                      ---------      ---------
                                                          5,500          5,871
                                                      ---------      ---------

Commitments and contingencies (note 5)

Partners' capital (deficit):
   General Partner                                        (169)          (174)
   Limited Partners ($1,000 per Unit,
   50,000 Units authorized, 30,772 Units
   issued and outstanding)                               20,203         19,966
                                                      ---------      ---------
            Total partners' capital                      20,034         19,792
                                                      ---------      ---------

                                                      $  25,534      $  25,663
                                                      =========      =========

          See accompanying notes to consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per unit amounts)

                  Years ended December 31, 1998, 1997 and 1996

                                             1998                 1997                1996
                                 ----------------     ----------------    ----------------
Revenues:
   Rental                        $          3,265     $          2,992    $          2,707
   Interest and other                          82                   88                 117
                                 ----------------     ----------------    ----------------
                                            3,347                3,080               2,824
                                 ----------------     ----------------    ----------------

Expenses:
   Interest                                   510                  469                 388
   Depreciation                               476                  439                 393
   General and administrative                 548                  317                 496
                                 ----------------     ----------------    ----------------
                                            1,534                1,225               1,277
                                 ----------------     ----------------    ----------------

   Net income                    $          1,813     $          1,855    $          1,547
                                 ================     ================    ================

Net income per Unit of limited
   partnership interest (*)      $54.82 to $59.50     $55.85 to $61.00    $46.39 to $51.03
                                 ================     ================    ================


(*) Amounts allocated to unit holders vary depending on the dates they became unit holders.

          See accompanying notes to consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                (In thousands)

                  Years ended December 31, 1998, 1997 and 1996


                                                            General    Limited
                                                   Total    Partner   Partners
                                                   -----    -------   --------

Partners' capital (deficit) at December 31, 1995   $ 19,532   $(180)   $19,712

Net income                                            1,547      31      1,516

Cash distributions                                   (1,571)    (31)    (1,540)
                                                   --------    ----    -------

Partners' capital (deficit) at December 31, 1996     19,508    (180)    19,688

Net income                                            1,855      37      1,818

Cash distributions                                   (1,571)    (31)    (1,540)
                                                   --------    ----    -------

Partners' capital (deficit) at December 31, 1997     19,792    (174)    19,966

Net income                                            1,813      36      1,777

Cash distributions                                   (1,571)    (31)    (1,540)
                                                   --------    ----    -------

Partners' capital (deficit) at December 31, 1998   $ 20,034   $(169)   $20,203
                                                   ========    ====    =======

          See accompanying notes to consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                  Years ended December 31, 1998, 1997 and 1996

                                                    1998        1997       1996
                                                     ----        ----       ----
Cash flows from operating activities:
   Net income                                       $ 1,813    $ 1,855    $ 1,547
                                                    -------    -------    -------
   Adjustments to reconcile net income to
     net cash provided by operating activities:

     Depreciation                                       476        439        393
     Increase in rent receivable                        (55)       (85)       (15)
     Decrease (increase) in other assets                 84        (79)       163
     Decrease in accrued interest payable                (2)        (2)        (1)
     (Decrease) increase in accounts payable
     and other liabilities                              (37)        78        (74)
                                                    -------    -------    -------
       Total adjustments                                466        351        466
                                                    -------    -------    -------
       Net cash provided by operating activities      2,279      2,206      2,013
                                                    -------    -------    -------

Cash flows from investing activities:
   Acquisition of real estate                            --     (1,205)        --
                                                    -------    -------    -------

Cash flows from financing activities:
   Principal payments on mortgage notes                (332)      (241)      (135)
   Cash distributions to partners                    (1,571)    (1,571)    (1,571)
                                                    -------    -------    -------
       Net cash used in financing activities         (1,903)    (1,812)    (1,706)
                                                    -------    -------    -------

       Net increase (decrease) in cash and
         cash equivalents                               376       (811)       307
Cash and cash equivalents at beginning of year        1,312      2,123      1,816
                                                    -------    -------    -------
Cash and cash equivalents at end of year            $ 1,688    $ 1,312    $ 2,123
                                                    =======    =======    =======

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest           $   512    $   471    $   389
                                                    =======    =======    =======

Supplemental disclosure of non-cash investing and financing activities:

On May 30, 1997, in connection with the acquisition of a property in Brownsville, Texas, the Partnership assumed approximately $2.4 million of first mortgage financing.

          See accompanying notes to consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

1. The Partnership

     Net 1 L.P. (the "Partnership") was formed as a limited partnership on August 25, 1987 under the laws of the State of Delaware to invest in net leased real estate properties or interests therein. The Partnership terminates on December 31, 2027, unless sooner terminated by law.

     On November 20, 1987, the Partnership commenced the sale of up to 50,000 Units of limited partnership interests at $1,000 per Unit with the option to offer an additional 50,000 Units. As of the last admission of Limited Partners, which occurred on January 17, 1989, the Partnership had raised a total of $31.001 million (31,001 Units) from 1,638 investors and the offering was terminated. On September 30, 1990, the Partnership repurchased 229 limited partnership Units for an aggregate purchase price of $169,930. No Units have been repurchased since 1990.

     Pursuant to the Partnership Agreement, limited partnership Units may be repurchased at 90% of the net asset value 60 days after the offer to repurchase has been made.

     As of December 31, 1998, there was a total of 1,449 investors holding 30,772 limited partnership units.

2. Summary of Significant Accounting Policies

     The Partnership's financial statements are prepared on the accrual basis of accounting for financial reporting purposes.

     The financial statements reflect the accounts of the Partnership, Net 1 Sumter L.P. and Net 1 Gainesville L.P., on a consolidated basis. The Partnership owns a 99% limited partnership interest in each of Net 1 Sumter L.P. and Net 1 Gainesville L.P. The minority interest is not significant and is included in other liabilities and general and administrative expenses in the accompanying consolidated financial statements.

     Real estate assets are stated at cost, less accumulated depreciation. If there is an event or change in circumstance that indicates an impairment in the value of a property has occurred, the Partnership's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of each such property over its remaining useful life, on an undiscounted basis, to the carrying amount of the property. If such carrying amounts are in excess of the estimated projected operating cash flows of the property, the Partnership would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. No such impairment loss has occurred.

     All direct costs associated with the acquisition of real estate are capitalized.

     Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. The Partnership generally depreciates buildings over a 40-year period. Depreciation for tax purposes is determined in accordance with the Modified Accelerated Cost Recovery System.
                                                                     (Continued)

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2., Continued

     The leases relating to the properties are operating leases in accordance with generally accepted accounting principles. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At December 31, 1998 and 1997, rent receivable primarily consists of the excess of rental revenues recognized on a straight-line basis over the rents collectible under the leases.

     Percentage rent is recognized based on a cash basis. The percentage rents received from the Autozone, the Sumter and the Gainesville Properties for each of the years in the three-year ended December 31, 1998 were $366,000, $319,000 and $312,000, respectfully. Percentage rent received from the Brownsville Property for the year ended December 31, 1998 was $80,000. The Partnership considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

     The Partnership uses the accrual basis of accounting for Federal income tax purposes. No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

     Income per Unit amounts were calculated by using the weighted average number of Units outstanding for each year and allocating the income attributable for that year to the Limited Partners. The weighted average Units outstanding for each of the years in the three-year ended
     December 31, 1998 was 30,772.

     The Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged at a current transaction between willing parties. The Partnership's cash, mortgage notes payable, accounts payable and accrued liabilities are considered to be financial instruments and except for certain mortgage notes payable, as described in note 5, are carried at cost, which approximates fair value.

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in equity section of the balance sheet. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                                                     (Continued)

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2., Continued

     Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997. The adoption of these standards had no impact on the Partnership's financial position and operating results as of and for the year ended December 31, 1998.

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

     For financial statement reporting purposes, all items of income are allocated in the same proportion as cumulative distribution of distributable cash.

     Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at December 31, 1998 totaled $12.701 million ($409.53 to $415.38 per Unit, per close). On January 31, 1999, the unpaid cumulative preferred return at December 31, 1998 was reduced by a cash distribution to the Limited Partners for the quarter ended December 31, 1998 totaling $384,958 ($12.51 per unit). The General Partner received a cash distribution of $7,856 on January 29, 1999.

                                                                     (Continued)

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3., Continued

     Cash distributions paid per Unit of limited partnership interest for each of the years in the three-year period ended December 31, 1998 was $50.04.

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

4. Investments in Real Estate

     Following is a detailed schedule of the Partnership's real estate and lease terms at December 31, 1998:



                                                                                  Annualized    Lease(s)         Net
                                                                    Acquisition  Base Rent at  Expiration     Rentable
Date of                                                               Cost         12/31/98       Date         Square
Acquisition   Tenant                   Location                      ($000's)      ($000's)   (month/year)      Feet
-----------   ------                   --------                      --------      --------    ----------       ----
07-18-88  Scandinavian
             US Swim & Fitness         Phoenix, AZ                  $  5,860        $  706       07-08         36,556
08-26-88  Autozone Stores, Inc.        Various (16 properties)         6,980           736       08-08        104,609
02-28-89  Greyhound Lines, Inc.        Various (3 properties)          2,470           360       02-09        195,212
08-22-94  Circuit City Stores, Inc.    Lynchburg, VA                     751            86       11-06          9,300
11-27-95  Wal-Mart Stores, Inc.        Sumter, SC                      3,850           328       01-08        103,377
12-28-95  Wal-Mart Stores, Inc.        Gainesville, GA                 2,960           218       01-09         89,199
05-30-97  Wal-Mart Stores, Inc.        Brownsville, TX                 3,569           321       01-08         85,334
                                                                    --------        ------                   --------
                                                                    $ 26,440        $2,755                    623,587
                                                                    ========        ======                   ========

5. Mortgage Notes Payable

     On July 14, 1995, the Partnership acquired a 99% limited partnership interest in Net 1 Sumter L. P. and in Net 1 Gainesville L. P., Delaware special purpose limited partnerships. On November 27, 1995, Net 1 Sumter L.
     P. acquired the property located in Sumter, South Carolina for approximately $3.85 million by a cash payment and by an assumption of a 20-year, 10.375% secured note. The balance of the note on the date of acquisition was $2.110 million. The debt service of $25,500, to fully amortize the note by maturity on January 1, 2008, is payable monthly in arrears.

                                                                     (Continued)

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5., Continued

     On December 28, 1995, Net 1 Gainesville L. P. acquired the property located in Gainesville, Georgia by a cash payment and assumption of a 116-month, 13% first mortgage note and a 176-month, 7.5% second mortgage note. The balances of the mortgage notes on the date of acquisition were $1.197 million and $440,476. The first mortgage note provides for debt service payments of $18,182, to fully amortize the note by maturity on January 1, 2004, is payable monthly in arrears while interest on the second note is accruing and being added to principal.

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

     Required principal payments of the mortgage notes payable for the succeeding five years are as follows ($000):


            Year ending December 31,               Amount
            ------------------------               ------
                     1999                         $   416
                     2000                             459
                     2001                             507
                     2002                             560
                     2003                             620

     The estimated fair value of the mortgage notes payable at December 31, 1998 and 1997 are $5.671 million and $6.077 million, respectively, and is based on a valuation of these debts using market rates of interest (approximately 7.5%) as of December 31, 1998 and 1997. At December 31, 1996, the carrying value of the mortgage notes payable was not substantially different than the fair value.

6. Leases

     Minimum future rental payments receivable under noncancelable operating leases for the properties as of December 31, 1998, are as follows:


                   Year Ending                    Amounts
                  December 31,                (In thousands)
                  ------------                --------------
                      1999                      $   2,809
                      2000                          2,809
                      2001                          2,810
                      2002                          2,824
                      2003                          2,857
                   Thereafter                      13,267
                                                ---------
                                                $  27,376
                                                =========


                                                                     (Continued)

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6., Continued

     The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

     Each of the following properties accounted for 10% or more of rental revenues shown for the years ended December 31,:


                Property            1998        1997        1996
                --------            ----        ----        ----
               Phoenix, AZ           24%         25%         25%
               Autozone (*)          24%         26%         29%
               Sumter, SC            16%         17%         18%
               Brownsville, TX       12%          -           -
               California (**)       11%         12%         13%
               Gainesville, GA       10%         11%         12%

               (*) These properties consist of 16 retail stores located as follows: two in Alabama, two in Florida, one in Georgia, five in New Mexico, and six in Texas.

               (**) These  properties  consist of three bus terminals located in
                    California.

7. Related Parties

     The General Partner has granted Lexington Corporate Properties Trust (the "Company"), whose chairman and Co-Chief Executive Officer is chairman of the General Partner, an option exercisable at any time, to acquire the general partnership interest. The Company provides the Partnership various administrative services. Under the terms of the option, the Company, subject to review of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with the Company retaining the option of paying such fair market value in securities of the Company, limited partnership units in controlled subsidiaries, cash or a combination thereof.

     Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the years ended December 31, 1998, 1997 and 1996, management fees which are included in general and administrative expenses totaled $32,000, $29,000 and $27,000, respectively.

     Two officers of affiliates of the General Partner received acquisition fees totaling $35,000 for the year ended December 31, 1997.

     Beginning in October 1996, Lexington Corporate Properties Trust, whose chairman is chairman of the General Partner, has been reimbursed by the Partnership for various administrative services performed. For the years ended December 31, 1998, 1997 and 1996, such reimbursements totaled $153,000, $109,000 and $88,000, respectively.

                                                                    Schedule III

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS
                    Real Estate and Accumulated Depreciation
                        December 31, 1998, 1997 and 1996
                                 (In thousands)

        Initial cost to Partnership and gross amount at which carried at end of period (A)


                                                                                                                  Life on which
                                                                                                                   depreciation
                                                                                                                 in latest income
                                                                       Accumulated         Date      Date of        statements
 Description                 Encumbrances(B) Land  Buildings Total(C)  Depreciation(D)  Acquired  Construction      is computed
 -----------                 --------------  ----  --------- -------  ---------------  --------  ------------      -----------
Health and tennis club facility,
 Phoenix, AZ                      $   --     1,117   4,743     5,860       1,240        July 1988    July 1988        40 years
Retail stores (E)                     --     2,991   3,989     6,980       1,035        Aug. 1988   1986 & 1987(F)    40 years
Bus terminals (G)                     --     1,086   1,384     2,470         359        Feb. 1989       (G)           40 years
Retail store, Lynchburg, VA           --       300     451       751          49        Aug. 1994       1986          40 years
Retail store, Sumter, SC           1,795       850   3,000     3,850         234        Nov. 1995       1983          40 years
Retail store, Gainesville, GA      1,430       802   2,158     2,960         164        Dec. 1995       1984          40 years
Retail store, Brownsville, TX      2,119       380   3,189     3,569         130         May 1997       1985          40 years
                                   ------    -----  ------    ------       -----

                                   $5,344    7,526  18,914    26,440       3,211
                                   ======    =====  ======    ======       =====

(A) The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. There is no difference between the initial cost for financial reporting purposes and the initial cost for Federal income tax purposes.

(B) See note 5 of Notes to Consolidated Financial Statements - Mortgage Notes Payable.

                                                                                     1998        1997        1996
                                                                                     ----        ----        ----
(C) Reconciliation of real estate owned:

                                             Balance at beginning of year          $26,440      22,871      22,871
                                             Acquisition of properties                   -       3,569           -
                                                                                   -------      ------     -------
                                             Balance at end of year                $26,440      26,440      22,871
                                                                                   =======      ======      ======

(D) Reconciliation of accumulated depreciation:

                                             Balance at beginning of year           $2,735       2,296       1,903
                                             Depreciation expense                      476         439         393
                                                                                    ------      ------      ------
                                             Balance at end of year                 $3,211       2,735       2,296
                                                                                    ======      ======      ======

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

(G) These properties consist of three bus terminals, located and constructed as follows:

     San Bernardino, CA, constructed in 1987; Stockton, CA, constructed in 1967, San Luis Obispo, CA, constructed in 1963.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

                                      None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

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

The General Partner has granted Lexington Corporate Properties Trust (the "Company"), whose chairman and Co-Chief Executive Officer is chairman of the General Partner, an option exercisable at any time, to acquire the general partnership interest. The Company provided the Partnership various administrative services. Under the terms of the option, the Company, subject to review of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with the Company retaining the option of paying such fair market value in securities of the Company, limited partnership Units in controlled subsidiaries, cash or a combination thereof.


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

E. Robert Roskind, age 54, has been associated with LCP since 1973 and has been Chairman of LCP since September 1976. He also serves as Chairman of the Board and Co-Chief Executive Officer of Lexington Corporate Properties Trust, a real estate investment trust traded on the New York Stock Exchange. Mr. Roskind is a graduate of the University of Pennsylvania and Columbia Law School, and has been a member of the New York Bar since 1970. Mr. Roskind is a director of Berkshire Realty Company, Inc., Krupp Government Income Trust I and Krupp Government Income Trust II.

Denise E. DeBaun, age 48, has been employed by LCP since 1981. She was a member of the marketing department from 1986 to 1990. She also serves as an Administrative Assistant of Lexington Corporate Properties Trust, a real estate investment trust traded on the New York Stock Exchange. Ms. DeBaun is a graduate of Hunter College of the City of New York.

David J. Walsh, age 32, has been associated with LCP since 1993. He has served as Senior Vice President of LCP since January 1997 and as Director of Acquisitions since June 1993. Prior to joining LCP, Mr. Wash was associated with Glaxo Inc., a Fortune 500 pharmaceutical company, as a Pharmaceutical Sales Representative. Mr. Walsh received his bachelor's degree from Western New England College in 1989.

Dianne R. Smith, age 52, has been associated with LCP since 1988 as their paralegal. Ms. Smith also serves as the Paralegal to Lexington Corporate Properties Trust, a real estate investment trust traded on the New York Stock Exchange. Ms. Smith is a graduate of New York University where she received her Paralegal degree.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The General Partner is entitled to receive a share of cash distributions when and as cash distributions are made to the Limited Partners, and a share of taxable income or loss. Cash distributions of $31,425 were made to the General Partner in 1998.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     (a) No person is known to the Partnership to be the beneficial owner of more than 5% of the Units.

     (b) Directors and executive officers of Lepercq Net 1 Inc. and affiliated entities own 149 Units as of December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The Partnership reimburses the General Partner or its affiliates for expenses incurred and may pay interest on loans made in connection with acquisitions.

Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's Properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the years ended December 31, 1998, 1997 and 1996, management fees which are included in general and administrative expenses totaled $32,000, $29,000 and $27,000 in 1998, 1997, and 1996, respectively.

Beginning in October 1996, Lexington Corporate Properties Trust, whose chairman is chairman of the General Partner, has been reimbursed by the Partnership for various administrative services performed. For the years ended December 31, 1998, 1997 and 1996, such reimbursements totaled $153,000, $109,000 and $88,000, respectively.

Two officers of affiliates of the General Partner received acquisition fees totaling $35,000 for the year ended December 31, 1997.

Additional information with respect to the directors and officers and compensation of the General Partner and affiliates is contained in Items 8, 10 and 11 above.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
----------------------------------------------------------------
FORM 8-K
--------

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

     (b) Reports on Form 8-K filed during the fourth quarter of 1998.
         None.

     (c) Exhibits. See (a)3 above.

         Exhibit No. 27 Financial Data Schedule

     (d) Financial Statement schedules excluded from the Annual Report to Unit holders.

         None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET 1 L.P.

By: Lepercq Net 1 L.P.,
    its general partner

By: Lepercq Net 1 Inc.,
    its general partner


By: /s/ E. Robert Roskind                By: /s/ Brenda Lubrin
    ----------------------------             -----------------------------
    President                                 Assistant Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

              Signature                                     Title
    ----------------------------                --------------------------

     /s/ E. Robert Roskind                     President and Secretary
     ------------------------
     E. Robert Roskind

     /s/ Denise E. DeBaun                      Vice President
     ------------------------
     Denise E. DeBaun

     /s/ David J. Walsh                        Vice President and Treasurer
     ------------------------
     David J. Walsh

     /s/ Dianne R. Smith                       Assistant Secretary
     ------------------------
     Dianne R. Smith

Date: March 31, 1999
     ------------------------