Form 10-Q
period 1999-03-31
NET 1 L P
filed 1999-05-14
CIK 821129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended March 31, 1999

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
                                                                --------------

Securities registered pursuant to Section 12(b) of the Act: None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: Units of Limited
----------------------------------------------------------
Partnership Interests

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __x__.   No _____.

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

                         PART I. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                           CONSOLIDATED BALANCE SHEETS
                (In thousand, except units and per unit amounts)

                March 31, 1999 (Unaudited) and December 31, 1998


                                                           March 31,  December 31,
            Assets                                           1999         1998
            ------                                         --------     --------
Real estate, at cost                                       $ 19,461     $ 26,440
     Less:  accumulated depreciation                          2,270        3,211
                                                           --------     --------
                                                             17,191       23,229

Properties held for sale                                      5,920         --
Cash and cash equivalents                                     1,596        1,688
Rent receivable                                                 879          455
Other assets                                                    161          162
                                                           --------     --------

                                                           $ 25,747     $ 25,534
                                                           ========     ========

            Liabilities and Partners' Capital
            ---------------------------------

Mortgage notes payable                                     $  5,255     $  5,344
Accrued interest payable                                         28           28
Accounts payable and other liabilities                           36          128
                                                           --------     --------
                                                              5,319        5,500
                                                           --------     --------
Partners' capital (deficit):
General Partner                                                (162)        (169)
Limited Partners ($1,000 per Unit,
     50,000 Units authorized, 30,772
     Units issued and outstanding)                           20,590       20,203
                                                           --------     --------
         Total partners' capital                             20,428       20,034
                                                           --------     --------
                                                           $ 25,747     $ 25,534
                                                           ========     ========

     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per Unit amounts)

                     Quarters Ended March 31, 1999 and 1998
                                   (Unaudited)


                                                               Quarter Ended
                                                                  March 31,
                                                              1999         1998
                                                             ------       ------
Revenues:
     Rental                                                  $1,127       $1,086
     Interest and other                                          20           18
                                                             ------       ------
                                                              1,147        1,104
                                                             ------       ------
Expenses:
     Interest                                                   122          131
     Depreciation                                               118          118
     General, administrative, and other                         119           88
                                                             ------       ------
                                                                359          337
                                                             ------       ------
Net income                                                   $  788       $  767
                                                             ======       ======

Net income per Unit of limited
     partnership interest                                    $25.10       $24.43
                                                             ======       ======

     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                     Quarters Ended March 31, 1999 and 1998
                                   (Unaudited)


                                                              Quarter Ended
                                                                March 31,
                                                            1999         1998
                                                           -------      -------
Cash flows from operating activities:
     Net income                                            $   788      $   767
                                                           -------      -------
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation                                            118          118
       Other, net                                             (515)        (343)
                                                           -------      -------
       Total adjustments                                      (397)        (225)
                                                           -------      -------
     Net cash provided by operating activities                 391          542
                                                           -------      -------

Cash flows from financing activities:
     Principal payments on mortgage notes                      (89)         (80)
     Cash distributions to partners                           (394)        (393)
                                                           -------      -------
     Net cash used in financing activities                    (483)        (473)
                                                           -------      -------

Change in cash and cash equivalents                            (92)          69
Cash and cash equivalents at beginning of period             1,688        1,312
                                                           -------      -------
Cash and cash equivalents at end of period                 $ 1,596      $ 1,381
                                                           =======      =======

Cash paid during the period for interest                   $   122      $   131
                                                           =======      =======

     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 March 31, 1999
                                   (Unaudited)


1.    The Partnership and Basis of Presentation
      -----------------------------------------

      Net 1 L.P. (the "Partnership") was formed as a limited partnership on August 25, 1987 under the laws of the State of Delaware to invest in real estate or interests therein to be net leased to corporations or other entities.

      As of March 31, 1999, the Partnership has a total of 30,772 Units issued and outstanding held by approximately 1,400 limited partners.

      The unaudited financial statements reflect all adjustments that are, in the opinion of the General Partner, necessary to a fair statement of the results for the interim period presented. For a more complete understanding of the Partnership's financial position and accounting policies, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

      Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

      Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at March 31, 1999 totaled $13.162 million ($424.52 to $430.37 per Unit, per close). On April 30, 1999, the unpaid cumulative preferred return at March 31, 1999 was reduced by a cash distribution to the Limited Partners for the quarter ended March 31, 1999 totaling $384,958 ($12.51 per Unit). The General Partner received a cash distribution of $7,856 on April 30, 1999.

                    NET 1 L. P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    Related Party Transactions
      --------------------------

      The LCP Group, L.P., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For each of the quarters ended March 31, 1999 and 1998, property management fees of $11,000 had been incurred.

5.    Subsequent Events
      -----------------

      On April 22, 1999, the Partnership entered into an agreement to sell the Autozone Properties to an unrelated party for a selling price of $8.75 million. The closing date is expected to occur on or before May 25, 1999. The estimated gain on sale of the properties is approximately $2.78 million.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

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

The unpaid cumulative preferred return at March 31, 1999 totaled $13.162 million ($424.52 to $430.37 per Unit, per close), and was reduced by $384,958 ($12.51 per Unit) with the first quarter 1999 distribution paid in April 1999.

On April 22, 1999, the Partnership entered into an agreement to sell the Autozone Properties to an unrelated party for a selling price of $8.75 million. The closing date is expected to occur on or before May 25, 1999. The estimated gain on sale of the properties is approximately $2.78 million.

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

The vendor that provides the Partnership's existing general ledger software has released a compliant version of its product which the Partnership is currently using. The cost of the general ledger system did not have a material effect on the Partnership's financial condition or results of operations. The Partnership's properties, which have no scheduled lease expirations prior to November 30, 2006, are subject to net leases and accordingly the Year 2000 compliance of embedded systems (e.g., security, HVAC, fire and elevator systems) are the responsibility of the tenants. The Partnership has contacted each of its tenants asking them to identify and evaluate the changes and modifications necessary to make these systems compliant for Year 2000 processing. The cost associated with the effect to make the embedded systems Year 2000 compliant are the tenant's responsibility. However, no assurances can be given that the properties' embedded systems will be Year 2000 compliant by December 31, 1999. Compliance costs, if any, incurred by the Partnership would not be significant.

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

Management will closely monitor the Partnership's entire Year 2000 compliance function and will develop contingent plans no later than the third quarter of 1999, if necessary.

Results of Operations ($000)
----------------------------

                                                 Quarters ended        Increase (Decrease)
                                                   March 31,         Quarter ended March 31,
                                               -------------------   -----------------------
                                                1999         1998             1999
                                               ------       ------           ------
Total revenues                                 $1,147       $1,104           $   43
                                               ------       ------           ------

Total expenses:
     Interest                                     122          131               (9)
     Depreciation                                 118          118               --
     General & administrative                     119           88               31
                                               ------       ------           ------
                                                  359          337               22
                                               ------       ------           ------

Net income                                     $  788       $  767           $   21
                                               ======       ======           ======

The results of operations for the three months ended March 31, 1999, (see Consolidated Statements of Income) are attributable to the acquisitions and operation of the real property investments purchased from 1988 to 1997 and interest earned on interest-bearing bank investments.

Net income for the three months ended March 31, 1999 did not materially change from 1998.

General and administrative expenses increased in the quarter ended March 31, 1999, due to property appraisals performed on all properties.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ------------------------------------------------
                              ABOUT MARKET RISK
                              -----------------

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

ITEM 3.  Defaults under the Senior Securities - not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.  Other Information - not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.
               Exhibit No.                  Exhibit
               -----------                  -------

                   27               Financial Data Schedule

         (b) Reports on form 8-K filed during the first quarter ended March 31, 1999. None.

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

                                        NET 1 L.P.

                                        By: Lepercq Net 1 L.P.
                                            its general partner

                                        By: Lepercq Net 1 Inc.
                                            its general partner


Date: May 14, 1999                      By: /s/ E. Robert Roskind
                                            ------------------------
                                            E. Robert Roskind
                                            President