Form 10-Q
period 1999-09-30
NET 1 L P
filed 1999-11-15
CIK 821129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from _______ to_______
     Commission File Number 33-16973

                                   NET 1 L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                      Delaware                             13-3421566
           -------------------------------              ----------------
           (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)              Identification No.)

          c/o Lexington Corporate Properties Trust
                    355 Lexington Avenue
                        New York,  NY                           10017
        ---------------------------------------       ----------------------
       (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (212) 692-7200
                                                      ----------------------

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

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                           CONSOLIDATED BALANCE SHEETS
                (In thousands, except Units and per Unit amounts)

              September 30, 1999 (Unaudited) and December 31, 1998

                                                           September 30,         December 31,
                                                              1999                  1998
                                                              ----                  ----
                                 Assets
Real estate, at cost                                        $ 39,837              $ 26,440
   Less:  accumulated depreciation                             2,459                 3,211
                                                            --------              --------
                                                              37,378                23,229

Cash and cash equivalents                                      1,894                 1,688
Rent receivable                                                  459                   455
Other assets                                                      16                   162
                                                            --------              --------

                                                            $ 39,747              $ 25,534
                                                            ========              ========



                    Liabilities and Partners' Capital

Mortgage notes payable                                      $ 16,433              $  5,344
Accrued interest payable                                          27                    28
Accounts payable and other liabilities                           284                   128
                                                            --------              --------
                                                              16,744                 5,500
                                                            --------              --------

Partners' capital (deficit):

General Partner                                                 (110)                 (169)
Limited Partners ($1,000 per Unit, 50,000 Units
   authorized, 30,772 Units issued and outstanding)           23,113                20,203
                                                            --------              --------
                                                              23,003                20,034
                                                            --------              --------

                                                            $ 39,747              $ 25,534
                                                            ========              ========



     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per Unit amounts)

             Three and Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                   1999            1998               1999              1998
                                                   ----            ----               ----              ----

Revenues:
   Rental                                       $    524       $     702            $   2,353        $   2,491
   Interest and other                                 81              21                  120               60
                                                    ----            ----               ------          -------
                                                     605             723                2,473            2,551
                                                     ---             ---                -----            -----
Expenses:
   Interest expense                                  118             127                  360              386
   Depreciation                                       96             118                  307              355
   General and administrative                         94              77                  326              260
                                                    ----            ----               ------           ------
                                                     308             322                  993            1,001
                                                     ---             ---               ------            -----
Income before gain on sale
   of properties                                     297             401                1,480            1,550
   Gain on sale of properties                         -               -                 2,668               -
                                                   -----          ------                -----            -----

Net income                                      $    297       $     401            $   4,148        $   1,550
                                                     ===             ===                =====            =====

Net income per Unit of limited
   partnership interest                         $   9.45       $   12.77            $  132.10        $   49.36
                                                    ====           =====               ======            =====


     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                                                     1999                       1998
                                                                                     ----                       ----
Net cash provided by operating activities                                            $ 2,084                   $ 1,777
                                                                                     -------                   -------

Cash flows from investing activities:
   Proceeds from sale of properties, net                                               8,588                         -
   Acquisition of properties, net of mortgage
     liabilities assumed and issued                                                   (9,015)                        -
                                                                                     -------                   -------
   Net cash used in investing activities                                                (427)                        -
                                                                                     -------                   -------

Cash flows from financing activities:

   Principal payments on mortgage notes                                                 (272)                     (246)
   Cash distributions to partners                                                     (1,179)                   (1,179)
                                                                                     -------                   -------
   Net cash used in financing activities                                              (1,451)                   (1,425)
                                                                                     -------                   -------

Change in cash and cash equivalents                                                      206                       352
Cash and cash equivalents at beginning of period                                       1,688                     1,312
                                                                                     -------                   -------
Cash and cash equivalents at end of period                                           $ 1,894                   $ 1,664
                                                                                     =======                   =======

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                             $   361                   $   387
                                                                                     =======                   =======


Supplemental disclosure of non-cash investing and financing activities:
On September 27, 1999, the Partnership assumed approximately $4.6 million of mortgage financing in connection with the acquisition of the San Diego Property.

On September 29, 1999, the Partnership assumed approximately $5.6 million of mortgage financing and issued a $1.2 million unsecured note in connection with the acquisition of the Phoenix Property.

     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                                   (Unaudited)

1.       The Partnership and Basis of Presentation

         Net 1 L.P. (the "Partnership") was formed as a limited partnership on August 25, 1987 under the laws of the State of Delaware to invest in net leased real estate properties or interests therein.

         As of September 30, 1999, the Partnership has a total of 30,772 Units issued and outstanding held by approximately 1,400 limited partners.

         The unaudited financial statements reflect all adjustments that are, in the opinion of the General Partner, necessary to present a fair statement of the results for the interim period presented. For a more complete understanding of the Partnership's financial position and accounting policies, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         Certain amounts included in the prior year's financial statements have been reclassified to conform to the current year's presentation.

3.       The Partnership Agreement

         For financial statement reporting purposes all items of income are allocated in the same proportion as distributions of distributable cash.

         Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at September 30, 1999 totaled $14.085 million ($454.50 to $460.35 per Unit, per close). On October 29, 1999, the unpaid cumulative preferred return was reduced by a cash distribution to the Limited Partners totaling $384,958 ($12.51 per Unit). The General Partner received a cash distribution of $7,856 on October 29, 1999.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Properties

         During the nine months ended September 30, 1999, the Partnership entered into the following real estate transactions:


                                                                                             Lease         Net
                                                             Capitalized    Annualized    Expiration    Rentable
           Date of                                              Costs        Base Rent       Date        Square
         Acquisition     Tenant               Location        ($000's)       ($000's)    (month/year)     Feet
         -----------     ------               --------        --------       --------    ------------     ----
         September 27    Cymer, Inc.         San Diego, CA    $   8,775           778        12/09       65,755
         September 29    Bull HN Information
                         Systems, Inc.       Phoenix, AZ         11,601           972        10/05      137,058
                                                                 ------        ------                   -------

                                                              $  20,376     $   1,750                   202,813
                                                                 ======         =====                   =======


         The San Diego Property was purchased through a cash payment of approximately $4 million and the assumption of a $4.6 million mortgage note. The mortgage note bears interest at a rate of 7.5% per annum, with a monthly debt service payment of principal and interest in the amount of $34,252. The note matures on January 1, 2011 with a balloon payment of approximately $3.4 million.

         The Phoenix Property was purchased through a cash payment of approximately $4.8 million, the issuance of a $1.2 million unsecured note and the assumption of $5.6 million mortgage note. The mortgage note bears interest at a rate of 8.12% per annum, with an annual debt service payment of principal and interest in the amount of $621,297. The mortgage note matures on October 10, 2005 with a balloon payment of approximately $4.2 million. The $1.2 million unsecured note has a term of 6 years with interest accruing at 8% per annum, due and payable on September 30, 2005.

         The San Diego Property, the Phoenix Property and the $1.2 million unsecured note were purchased from Lexington Corporate Properties Trust, whose chairman is an officer of the General Partner.

         On June 30, 1999, the Partnership sold for cash, sixteen properties (the "AutoZone Properties") to AutoZone, Inc., for net proceeds of approximately $8.6 million. The AutoZone Properties aggregating 104,600 square feet, consist of retail stores located in Alabama (2), Florida
         (2), Georgia (1), New Mexico (5) and Texas (6). The Partnership realized a gain from the sale of approximately $2.7 million.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       Continued

         The following unaudited pro forma operating information for the nine months ended

         September 30, 1999 and 1998, was prepared as if all acquisitions and dispositions were consummated as of January 1, 1998. The information does not purport to be indicative of what the operating results of the Partnership would have been had the acquisitions and dispositions been consummated on that date. Pro forma amounts are as follows:


                                                                                   Pro Forma
                                                                     (In thousands, except per Unit amounts)
                                                                         Nine months ended September 30,
                                                                              1999             1998
                                                                              ----             ----
                  Revenues                                               $   3,548           $  3,440
                  Expenses                                                   1,968              1,926
                                                                             -----              -----
                  Net income                                             $   1,580           $  1,514
                                                                             =====              =====

                  Net income per Unit of limited
                     partnership interest                                $   50.32           $  48.22
                                                                             =====              =====


5.       Related Party Transactions

         The LCP Group, L.P., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the nine months ended September 30, 1999 and 1998, property management fees of $23,000 and $24,000 were incurred.

         During 1999, the Partnership paid Lexington Corporate Properties Trust, whose chairman is an officer of the General Partner, brokerage fee relating to the sale of the AutoZone Properties of approximately $88,000. In addition, the San Diego Property, the Phoenix Property and the $1.2 million unsecured note were purchased from Lexington Corporate Properties Trust.

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

The unpaid cumulative preferred return at September 30, 1999 totaled $14.085 million ($454.50 to $460.35 per Unit, per close), and was reduced by $384,958 ($12.51 per Unit) with the distribution paid in October 1999.

During the nine months ended September 30, 1999, the Partnership entered into the following real estate transactions:


                                                                                           Lease           Net
                                                         Capitalized    Annualized      Expiration      Rentable
      Date of                                               Costs        Base Rent         Date          Square
    Acquisition   Tenant                Location          ($000's)       ($000's)      (month/year)       Feet
    -----------   ------                --------          --------       --------      ------------       ----
   September 27   Cymer, Inc.           San Diego, CA     $  8,775       $     778         12/09         65,755
   September 29   Bull HN Information
                  Systems, Inc.         Phoenix, AZ         11,601             972         10/05        137,058
                                                            ------          ------                      -------

                                                          $ 20,376       $   1,750                      202,813
                                                            ======           =====                      =======


The San Diego Property was purchased through a cash payment of approximately $4 million and the assumption of a $4.6 million mortgage note. The mortgage note bears interest at a rate of 7.5% per annum, with a monthly debt service payment of principal and interest in the amount of $34,252. The note matures on January 1, 2011 with a balloon payment of approximately $3.4 million.

The Phoenix Property was purchased through a cash payment of approximately $4.8 million, the issuance of a $1.2 million unsecured note and the assumption of $5.6 million mortgage note. The mortgage note bears interest at a rate of 8.12% per annum, with an annual debt service payment of principal and interest in the amount of $621,297. The mortgage note matures on October 10, 2005 with a balloon payment of approximately $4.2 million. The $1.2 million unsecured note has a term of 6 years with interest accruing at 8% per annum, due and payable on September 30, 2005.

The San Diego Property, the Phoenix Property and the $1.2 million unsecured note were purchased from Lexington Corporate Properties Trust, whose chairman is an officer of the General Partner.

On June 30, 1999, the Partnership sold for cash, sixteen properties (the "AutoZone Properties") to AutoZone, Inc., for net proceeds of approximately $8.6 million. The AutoZone Properties aggregating 104,600 square feet, consist of retail stores located in Alabama (2), Florida (2), Georgia (1), New Mexico (5) and Texas (6). The Partnership realized a gain from the sale of approximately $2.7 million.

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

The vendor that provides the Partnership's existing general ledger software has released a compliant version of its product, which the Partnership is currently using. The cost of the general ledger system did not have a material effect on the Partnership's financial condition or results of operations. The Partnership's properties, which have no scheduled lease expirations prior to October 10, 2005, are subject to net leases and accordingly the Year 2000 compliance of embedded systems (e.g., security, HVAC, fire and elevator systems) are the responsibility of the tenants. The Partnership has contacted each of its tenants asking them to identify and evaluate the changes and modifications necessary to make these systems compliant for Year 2000 processing. The costs associated with the effect to make the embedded systems Year 2000 compliant are the tenant's responsibility. However, no assurances can be given that the properties' embedded systems will be Year 2000 compliant by December 31, 1999. Compliance costs, if any, incurred by the Partnership would not be significant.

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

Management has closely monitored the Partnership's entire Year 2000 compliance function. At this time, the Partnership has not developed and does not anticipate developing any contingency plans with respect to the Year 2000 issue.

Results of Operations (in thousands):


                                                                                    Increase (Decrease)
                                                                        ----------------------------------------
                           Three months ended      Nine months ended    Three months ended     Nine months ended
                              September 30,          September 30,         September 30,         September 30,
                            1999      1998         1999       1998             1999                  1999
                            ----      ----         ----       ----             ----                  ----
Total revenues             $  605    $  723      $ 2,473    $ 2,551          $  (118)              $   (78)
                              ---       ---        -----      -----             ----                  ----

Total expenses:
 Interest                     118       127          360        386               (9)                  (26)
 Depreciation                  96       118          307        355              (22)                  (48)
 General and administrative    94        77          326        260               17                    66
                             ----      ----       ------     ------            -----                  ----
                              308       322          993      1,001              (14)                   (8)
                              ---       ---       ------      -----            -----                 -----
Income before gain on
 sale of properties           297       401        1,480      1,550              104                   (70)
                              ===       ===        =====      =====             ====                  ====

The results of operations for the three and nine months ended September 30, 1999, are primarily attributable to the acquisition and operation of the real property investments acquired from 1988 to 1999.

The decreases in total revenues and depreciation expense for the three and nine months ended September 30, 1999 resulted from the sale of the Autozone Properties.

General and administrative expenses increased in the nine months ended September 30, 1999 due to property appraisals performed on properties.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     There is no exposure to market risk since all of the Partnership's long-term indebtedness is fixed rate.

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

ITEM 3.  Defaults under the Senior Securities - not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.  Other Information - not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.
                           Exhibit No.                        Exhibit
                           -----------                        -------
                                    27               Financial Data Schedule

                  (b) Reports on form 8-K filed during the third quarter ended
                      September 30, 1999.

                      Form 8-K dated June 30, 1999, filed July 15, 1999. Provided financial data information for certain sale of properties located in Alabama (2), Florida (2), Georgia
                      (1), New Mexico (5) and Texas (6) and pro forma financial information for the Partnership.

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

                                               NET 1 L.P.

                                               By:   Lepercq Net 1 L.P.
                                                     its general partner

                                               By:   Lepercq Net 1 Inc.
                                                     its general partner

Date: November 15, 1999                        By: /s/ E. Robert Roskind
      ----------------------                       ----------------------------
                                                     E. Robert Roskind
                                                     President