Form 10-K405
period 1999-12-31
NET 1 L P
filed 2000-03-30
CIK 821129

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                TO                .

                        COMMISSION FILE NUMBER 33-16973

                                   NET 1 L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3421566
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
   C/O LEXINGTON CORPORATE PROPERTIES TRUST
             355 LEXINGTON AVENUE
                 NEW YORK, NY                                      10017
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 692-7200

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: UNITS OF LIMITED
                             PARTNERSHIP INTERESTS

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant.

     There is no active public market for the units of limited partnership interests issued by the Registrant.

                                Not Applicable.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1.  BUSINESS

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

     Each of the following properties (as hereinafter defined) accounted for 10% or more of consolidated rental revenues for the years ended December 31, follow:

PROPERTY                                                      1999    1998    1997
--------                                                      ----    ----    ----
Phoenix, AZ.................................................   22%     24%     25%
Sumter, SC..................................................   16%     16%     17%
Brownsville, TX.............................................   12%     12%     --
Autozone(*).................................................   12%     24%     26%
Greyhound(**)...............................................   11%     11%     12%
Gainesville, GA.............................................   10%     10%     11%

---------------
 (*) These properties consist of 16 retail stores located as follows: two in Alabama, two in Florida, one in Georgia, five in New Mexico, and six in Texas and were sold on June 30, 1999.

(**) These properties consist of three bus terminals located in California, two of which were sold in December of 1999.

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

     The General Partner has granted Lexington Corporate Properties Trust ("Lexington"), whose chairman and Co-Chief Executive Officer, is an officer and a shareholder of the General Partner, an option exercisable at any time, to acquire the general partnership interest. Under the terms of the option, Lexington, subject to review of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with Lexington retaining the option of paying such fair market value in securities of Lexington, limited partnership Units in controlled subsidiaries, cash or a combination thereof. Lexington provides the Partnership with various administrative services.

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

     From time to time, in connection with the conduct of the Partnership's business, and prior to the acquisition of any property from a third party or as required by the Partnership's financing sources, the Partnership authorizes the preparation of Phase I environmental reports with respect to its properties. Based upon such environmental reports and management's ongoing review of its properties, as of the date of this annual report, management was not aware of any environmental condition with respect to any of the Partnership's properties which management believed would be reasonably likely to have a material adverse effect on the Partnership. There can be no assurance, however, that (i) the discovery of environmental conditions, the existence or severity of which were previously unknown, (ii) changes in law, (iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of the Partnership's properties will not expose the Partnership to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Partnership's tenants, which would adversely affect the Partnership's financial condition and results of operations, including funds from operations.

  Employees

     The Partnership has no employees. All necessary personnel are provided by the General Partner or its affiliates or agents. See Part III Item 10, "Directors and Executive Officers of the Registrant" and Item 13, "Certain Relationships and Related Transactions".

ITEM 2.  PROPERTIES

     The following is a detailed schedule of the Partnership's real estate and lease terms at December 31, 1999:

                                                                                        LEASE(S)       NET
                                                           ACQUISITION   ANNUALIZED    EXPIRATION    RENTABLE
DATE OF                                                       COST       BASE RENT        DATE        SQUARE
ACQUISITION           TENANT                LOCATION        ($000'S)      ($000'S)    (MONTH/YEAR)     FEET
-----------  -------------------------   ---------------   -----------   ----------   ------------   --------
   7/18/88   Scandinavian
             US Swim & Fitness           Phoenix, AZ         $ 5,860       $  755         7/08        36,556
   2/28/89   Greyhound Lines, Inc.       Stockton, CA          1,294          183         2/09        17,000
   8/22/94   Circuit City Stores, Inc.   Lynchburg, VA           751           86        11/06         9,300
  11/27/95   Wal-Mart Stores, Inc.       Sumter, SC            3,850          328         1/08       103,377
  12/28/95   Wal-Mart Stores, Inc.       Gainesville, GA       2,960          218         1/09        89,199
   5/30/97   Wal-Mart Stores, Inc.       Brownsville, TX       3,569          321         1/08        85,334
   9/27/99   Cymer, Inc.                 San Diego, CA         8,802          778        12/09        65,755
   9/29/99   Bull HN Information
             Systems, Inc.               Phoenix, AZ          11,625          972        10/05       137,058
                                                             -------       ------                    -------
                                                             $38,711       $3,641                    543,579
                                                             =======       ======                    =======

     On June 30, 1999, the Partnership sold sixteen properties to Autozone, Inc., for net proceeds of approximately $8.6 million. The Autozone Properties, aggregating 104,600 square feet, consisted of retail stores located in Alabama
(2), Florida (2), Georgia (1), New Mexico (5) and Texas (6). The Partnership realized a gain from the sale of approximately $2.67 million.

     On December 21, 1999, the Partnership sold a property located in San Bernardino, California, the Greyhound Property, to an unrelated party for net proceeds of approximately $881,000, which resulted in a gain of approximately $351,000.

     On December 23, 1999, the Partnership sold a property located in San Luis Obispo, California, the Greyhound Property, to an unrelated party for net proceeds of approximately $817,000, which resulted in a gain of approximately $350,000.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Partnership nor its properties are subject to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1999 to a vote of Unit holders.

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

     As of December 31, 1999, there were 1,395 investors holding 30,772 limited partnership units.

     The Partnership makes quarterly cash distributions. Cash distributions paid per Unit of limited partnership interest for each of the years in the three-year period ended December 31, 1999 was $50.04.

ITEM 6.  SELECTED FINANCIAL DATA

     The following sets forth a summary of selected financial data for the Partnership for the years ended December 31, (in thousands, except per Unit data):

                              1999                1998               1997               1996               1995
                       ------------------   ----------------   ----------------   ----------------   ----------------
Rental revenue.......  $            3,375   $          3,265   $          2,992   $          2,707   $          1,903
                       ==================   ================   ================   ================   ================
Net income...........  $            5,186   $          1,813   $          1,855   $          1,547   $          1,093
                       ==================   ================   ================   ================   ================
Net income per Unit
  of limited
  partnership
  interest(*)........  $157.34 to $169.87   $54.82 to $59.50   $55.85 to $61.00   $46.39 to $51.03   $32.59 to $36.16
                       ==================   ================   ================   ================   ================
Total assets.........  $           40,921   $         25,534   $         25,663   $         23,179   $         23,412
                       ==================   ================   ================   ================   ================
Mortgage notes
  payable............  $           16,272   $          5,344   $          5,676   $          3,552   $          3,687
                       ==================   ================   ================   ================   ================
Cash distributions
  per Unit of limited
  partnership
  interest(*)........  $            50.04   $          50.04   $          50.04   $          50.04   $          93.40
                       ==================   ================   ================   ================   ================

---------------
(*) Amounts allocated to unit holders vary depending on the dates they became unit holders.

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

     The unpaid cumulative preferred return at December 31, 1999 totaled $14.546 million ($469.49 to $475.34 per Unit, per close), and was reduced by $384,958 ($12.51 per Unit) with the fourth quarter 1999 distribution paid on January 31, 2000.

     Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

     During the year ended December 31, 1999, the Partnership entered into the following real estate transactions:

                                                                                               LEASE          NET
                                                               CAPITALIZED    ANNUALIZED     EXPIRATION     RENTABLE
DATE OF                                                           COSTS       BASE RENT         DATE         SQUARE
ACQUISITION                  TENANT             LOCATION        ($000'S)       ($000'S)     (MONTH/YEAR)      FEET
-----------            -------------------    -------------    -----------    ----------    ------------    --------
September 27           Cymer, Inc.            San Diego, CA      $ 8,802        $  778         12/09         65,755
September 29           Bull HN Information
                         Systems, Inc.        Phoenix, AZ         11,625           972         10/05        137,058
                                                                 -------        ------                      -------
                                                                 $20,427        $1,750                      202,813
                                                                 =======        ======                      =======

     The San Diego Property was purchased through a cash payment of approximately $4.2 million and the assumption of a $4.6 million mortgage note. The mortgage note bears interest at a rate of 7.5% per annum, with an annual debt service payment of principal and interest in the amount of $411,024. The note matures on January 1, 2011 with a balloon payment of approximately $3.4 million.

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

     Both the San Diego and the Phoenix Properties were purchased from Lexington Corporate Properties Trust, whose chairman is an officer and a shareholder of the General Partner.

     On June 30, 1999, the Partnership sold sixteen properties to Autozone, Inc., for net proceeds of approximately $8.6 million. The Autozone Properties aggregating 104,600 square foot retail stores are located in Alabama (2), Florida (2), Georgia (1), New Mexico (5) and Texas (6). The Partnership realized a gain from sale of approximately $2.67 million.

     On December 21, 1999, the Partnership sold a property located in San Bernardino, California, the Greyhound Property, to an unrelated party for net proceeds of approximately $881,000, which resulted in a gain of approximately $351,000.

     On December 23, 1999, the Partnership sold a property located in San Luis Obispo, California, the Greyhound Property, to an unrelated party for net proceeds of approximately $817,000, which resulted in a gain of approximately $350,000.

  Impact of Year 2000

     To date there have been no situations that the General Partner is aware of, where the Year 2000 issue has caused a computer system that effects the Partnership or any of its properties to function improperly.

  Results of Operations (in thousands)

                                                                            INCREASE (DECREASE)
                                                                           ----------------------
                                              1999      1998      1997     1999-1998    1998-1997
                                             ------    ------    ------    ---------    ---------
Total revenues.............................  $3,544    $3,347    $3,080      $197         $267
                                             ------    ------    ------      ----         ----
Total expenses:
  Interest.................................     764       510       469       254           41
  Depreciation.............................     510       476       439        34           37
  General and administrative...............     455       548       317       (93)         231
                                             ------    ------    ------      ----         ----
                                              1,729     1,534     1,225       195          309
                                             ------    ------    ------      ----         ----
Income before gain on sale of properties...  $1,815    $1,813    $1,855      $  2         $(42)
                                             ======    ======    ======      ====         ====

     The changes in results of operations with respect to revenues, interest and depreciation for the years ended December 31, 1999, 1998, and 1997 are primarily attributable to the operations of the real property investments acquired and sold, and related mortgages assumed as described above.

     General and administrative expenses decreased in 1999 due to property appraisals incurred. General and administrative expenses increased in 1998 due to transactional expenses incurred in 1998 relating to the proposed partnership roll-up.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There is no exposure to market risk since all of the Partnership's long-term indebtedness is fixed rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                                     INDEX

                                                               PAGE
                                                              -------
Independent Auditors' Report................................        9
Consolidated Balance Sheets at December 31, 1999 and 1998...       10
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................       11
Consolidated Statements of Changes in Partners' Capital
  (Deficit) for the years ended December 31, 1999, 1998 and
  1997......................................................       12
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................       13
Notes to Consolidated Financial Statements..................  14 - 20
Consolidated Financial Statement Schedule
Real Estate and Accumulated Depreciation Schedule III.......       21

                          INDEPENDENT AUDITORS' REPORT

The Partners
Net 1 L.P.:

     We have audited the consolidated financial statements of Net 1 L.P. and consolidated partnerships as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Net 1 L.P. and consolidated partnerships as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

New York, New York
March 9, 2000

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                          CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS, EXCEPT UNITS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
ASSETS
Real estate, at cost:
  Buildings.................................................  $31,952    $18,914
  Land......................................................    6,759      7,526
                                                              -------    -------
                                                               38,711     26,440
  Less: accumulated depreciation............................    2,483      3,211
                                                              -------    -------
                                                               36,228     23,229
Cash and cash equivalents...................................    1,951      1,688
Restricted cash.............................................    1,710         --
Rent receivable.............................................      504        455
Other assets................................................      528        162
                                                              -------    -------
                                                              $40,921    $25,534
                                                              =======    =======
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Long term debt..............................................  $16,272    $ 5,344
Accrued interest payable....................................       88         28
Accounts payable and other liabilities......................      912        128
                                                              -------    -------
                                                               17,272      5,500
                                                              -------    -------
Partners' capital (deficit):
  General Partner...........................................      (96)      (169)
  Limited Partners ($1,000 per Unit, 50,000 Units
     authorized, 30,772 Units issued and outstanding).......   23,745     20,203
                                                              -------    -------
                                                               23,649     20,034
                                                              -------    -------
                                                              $40,921    $25,534
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                         YEARS ENDED DECEMBER 31,
                                        ----------------------------------------------------------
                                               1999                 1998                1997
                                        ------------------    ----------------    ----------------
Revenues:
  Rental..............................        $3,375               $3,265              $2,992
  Interest and other..................         169                  782                  88
                                        ------------------    ----------------    ----------------
                                              3,544                3,347               3,080
                                        ------------------    ----------------    ----------------
Expenses:
  Interest............................         764                  510                 469
  Depreciation........................         510                  476                 439
  General and administrative..........         455                  548                 317
                                        ------------------    ----------------    ----------------
                                              1,729                1,534               1,225
                                        ------------------    ----------------    ----------------
Income before gain on sale of
  properties..........................        1,815                1,813               1,855
  Gain on sale of properties, net.....        3,371                  --                  --
                                        ------------------    ----------------    ----------------
  Net income..........................        $5,186               $1,813              $1,855
                                        ==================    ================    ================
Net income per Unit of limited
  partnership interest(*).............  $157.34 to $169.87    $54.82 to $59.50    $55.85 to $61.00
                                        ==================    ================    ================

---------------
(*) Amounts allocated to unit holders vary depending on the dates they became unit holders.

          See accompanying notes to consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                             (DOLLARS IN THOUSANDS)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                         GENERAL    LIMITED
                                                               TOTAL     PARTNER    PARTNERS
                                                              -------    -------    --------
Partners' capital (deficit) at December 31, 1996............  $19,508     $(180)    $19,688
Net income..................................................    1,855        37       1,818
Cash distributions..........................................   (1,571)      (31)     (1,540)
                                                              -------     -----     -------
Partners' capital (deficit) at December 31, 1997............   19,792      (174)     19,966
Net income..................................................    1,813        36       1,777
Cash distributions..........................................   (1,571)      (31)     (1,540)
                                                              -------     -----     -------
Partners' capital (deficit) at December 31, 1998............   20,034      (169)     20,203
Net income..................................................    5,186       104       5,082
Cash distributions..........................................   (1,571)      (31)     (1,540)
                                                              -------     -----     -------
Partners' capital (deficit) at December 31, 1999............  $23,649     $ (96)    $23,745
                                                              =======     =====     =======

          See accompanying notes to consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Cash flows from operating activities:
  Net income................................................  $ 5,186    $ 1,813    $ 1,855
                                                              -------    -------    -------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................      510        476        439
     Gain on sale of properties.............................   (3,371)        --         --
     Increase in rent receivable............................      (49)       (55)       (85)
     (Increase) decrease in other assets....................     (518)        84        (79)
     Increase (decrease) in accrued interest payable........       60         (2)        (2)
     Increase (decrease) in accounts payable and other
       liabilities..........................................      784        (37)        78
                                                              -------    -------    -------
     Total adjustments......................................   (2,584)       466        351
                                                              -------    -------    -------
  Net cash provided by operating activities.................    2,602      2,279      2,206
                                                              -------    -------    -------
Cash flows from investing activities:
  Proceeds from sale of properties, net.....................   10,288         --         --
  Increase in restricted cash...............................   (1,710)        --         --
  Repayment of note receivable..............................      152         --         --
  Acquisition of real estate................................   (9,066)        --     (1,205)
                                                              -------    -------    -------
  Net cash used in investing activities.....................     (336)        --     (1,205)
                                                              -------    -------    -------
Cash flows from financing activities:
  Principal payments on mortgage notes......................     (432)      (332)      (241)
  Cash distributions to partners............................   (1,571)    (1,571)    (1,571)
                                                              -------    -------    -------
  Net cash used in financing activities.....................   (2,003)    (1,903)    (1,812)
                                                              -------    -------    -------
Change in cash and cash equivalents.........................      263        376       (811)
Cash and cash equivalents at beginning of year..............    1,688      1,312      2,123
                                                              -------    -------    -------
Cash and cash equivalents at end of year....................  $ 1,951    $ 1,688    $ 1,312
                                                              =======    =======    =======
Supplemental disclosure of cash flow information:
Cash paid during the year for interest......................  $   704    $   512    $   471
                                                              =======    =======    =======

Supplemental disclosure of non-cash investing and financing activities:

     On September 27, 1999, the Partnership assumed approximately $4.6 million of mortgage financing in connection with the acquisition of a property in San Diego, California.

     On September 29, 1999, the Partnership assumed approximately $5.6 million of mortgage financing and issued a $1.2 million unsecured note in connection with the acquisition of a property in Phoenix, Arizona.

     On May 30, 1997, the Partnership assumed approximately $2.4 million of first mortgage financing in connection with the acquisition of a property in Brownsville, Texas.

          See accompanying notes to consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

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

     As of December 31, 1999, there were a total of 1,395 investors holding 30,772 limited partnership units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Partnership's financial statements are prepared on the accrual basis.

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

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

     The leases relating to the properties are operating leases in accordance with generally accepted accounting principles. Rental revenue is recognized on a straight-line basis over the minimum lease terms. At December 31, 1999 and 1998, rent receivable consists of the excess of rental revenues recognized on a straight-line basis over the rents collectible under the leases.

     Percentage rent is recognized on a cash basis. The percentage rent received for each of the years in the three-year period ended December 31, 1999 was $447,000, $446,000 and $319,000, respectively.

     The Partnership considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

     As of December 31, 1999, the restricted cash represents proceeds from sale of properties restricted for investment in future acquisitions.

     No provision for income taxes has been made as the liability for such taxes is that of the individual partners rather than the Partnership.

     Income per Unit amounts were calculated by using the weighted average number of Units outstanding for each year and allocating the income attributable for that year to the Limited Partners. The weighted average Units outstanding for each of the years in the three-year ended December 31, 1999 was 30,772.

     The Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged at a current transaction between willing parties. The Partnership's cash, long term debt, accounts payable and accrued liabilities are considered to be financial instruments and except for certain mortgage notes payable, as described in note 5, are carried at cost, which approximates fair value.

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

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

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

     Distributable cash from capital transactions, as defined, is generally to be distributed 99% to the Limited Partners and 1% to the General Partner until each Limited Partner has received total distributions from capital transactions equal to an 11% cumulative non-compounded preferred return plus a return of capital contributions. Thereafter, such distributions are to be made 85% to the Limited Partners and 15% to the General Partner. As of December 31, 1999, the Partnership has not made any distributions of proceeds from capital transactions.

     For financial statement reporting purposes, all items of income are allocated in the same proportion as cumulative distribution of distributable cash.

     Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at December 31, 1999 totaled $14.546 million ($469.49 to $475.34 per Unit, per close). On January 31, 2000, the unpaid cumulative preferred return at December 31, 1999 was reduced by a cash distribution to the Limited Partners for the quarter ended December 31, 1999 totaling $384,958 ($12.51 per unit). The General Partner received a cash distribution of $7,856 on January 31, 2000.

     Cash distributions paid per Unit of limited partnership interest for each of the years in the three-year period ended December 31, 1999 was $50.04.

     Taxable income as defined, before depreciation, generally is allocated in the same proportion as cumulative distributions of distributable cash or cumulative distributable cash from capital transactions (other than the portion of such proceeds constituting a return of capital). Depreciation and amortization expense, to the extent that it does not exceed income before depreciation for such year, shall be allocated in the same ratio as taxable income. Any excess of such depreciation deductions shall be allocated 98% to the Limited Partners and 2% to the General Partner. For financial statement reporting purposes all items of income are allocated in the same proportion as distributions of distributable cash or distributable cash from capital transactions.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

4. INVESTMENTS IN REAL ESTATE

     Following is a detailed schedule of the Partnership's real estate and lease terms at December 31, 1999:

                                                                                          LEASE(S)       NET
                                                             ACQUISITION   ANNUALIZED    EXPIRATION    RENTABLE
DATE OF                                                         COST       BASE RENT        DATE        SQUARE
ACQUISITION            TENANT                 LOCATION        ($000'S)      ($000'S)    (MONTH/YEAR)     FEET
-----------   -------------------------   ----------------   -----------   ----------   ------------   --------
7/18/88       Scandinavian US
              Swim & Fitness              Phoenix, AZ          $ 5,860       $  755         7/08        36,556
2/28/89       Greyhound Lines, Inc.       Stockton, CA           1,294          183         2/09        17,000
8/22/94       Circuit City Stores, Inc.   Lynchburg, VA            751           86        11/06         9,300
11/27/95      Wal-Mart Stores, Inc.       Sumter, SC             3,850          328         1/08       103,377
12/28/95      Wal-Mart Stores, Inc.       Gainesville, GA        2,960          218         1/09        89,199
5/30/97       Wal-Mart Stores, Inc.       Brownsville, TX        3,569          321         1/08        85,334
9/27/99       Cymer, Inc.                 San Diego, CA          8,802          778        12/09        65,755
9/29/99       Bull HN Information
              Systems, Inc.               Phoenix, AZ           11,625          972        10/05       137,058
                                                               -------       ------                    -------
                                                               $38,711       $3,641                    543,579
                                                               =======       ======                    =======

     On June 30, 1999, the Partnership sold sixteen properties to Autozone, Inc., for net proceeds of approximately $8.6 million. The Autozone Properties, aggregating 104,600 square feet, consisted of retail stores located in Alabama
(2), Florida (2), Georgia (1), New Mexico (5) and Texas (6). The Partnership realized a gain from the sale of approximately $2.67 million.

     On December 21, 1999, the Partnership sold a property located in San Bernardino, California, the Greyhound Property, to an unrelated party for net proceeds of approximately $881,000, which resulted in a gain of approximately $351,000.

     On December 23, 1999, the Partnership sold a property located in San Luis Obispo, California, the Greyhound Property, to an unrelated party for net proceeds of approximately $817,000, which resulted in a gain of approximately $350,000.

     The following unaudited pro forma operating information for the years ended December 31, 1999 and 1998, were prepared as if all acquisitions and dispositions were consummated as of January 1, 1998. The information provided do not purport to be indicative of what the operating results of the Partnership would have been had the acquisitions and dispositions been consummated on the date assumed. The pro forma amounts (dollars in thousand, except per Unit amounts) follow:

                                                     UNAUDITED PRO FORMA
                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                   1999               1998
                                             ----------------    ---------------
Revenues...................................            $4,415             $4,313
Net Income.................................            $1,727             $1,563
Income per Unit of limited partnership
  interest.................................  $52.40 to $56.57    $47.26 to 51.29
                                             ================    ===============

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

5. LONG TERM DEBT

     Following is a detailed schedule of the Partnership's long term debt as of December 31, 1999 and 1998 ($000's):

                                    LONG TERM DEBT
                                  AS OF DECEMBER 31,                                         SCHEDULED
LOAN OR                           -------------------    INTEREST                BALLOON    DEBT SERVICE
PROPERTY LOCATION                   1999       1998        RATE      MATURITY    PAYMENT      IN 2000
-----------------                 --------    -------    --------    --------    -------    ------------
Mortgage Loan:
Sumter, SC......................  $ 1,670     $1,795      10.38%       1/08      $   --        $  306
Gainesville, GA (first).........      688        809      13.00%       1/04          --           218
Gainesville, GA (second)........      669        621       7.50%       1/09          --            --
Brownsville, TX.................    1,949      2,119       7.35%       1/08          --           321
San Diego, CA...................    4,569         --       7.50%       1/11       3,420           411
Phoenix, AZ.....................    5,527         --       8.12%      10/05       4,268           621
Unsecured loan due from
  affiliate.....................    1,200         --       8.00%       9/05       1,936            --
                                  -------     ------                             ------        ------
                                  $16,272     $5,344                             $9,624        $1,877
                                  =======     ======                             ======        ======

     The San Diego Property and the Phoenix Property were purchased from, and the $1.2 million unsecured note was issued to, Lexington Corporate Properties Trust, whose chairman is an officer and a shareholder of the General Partner.

     Required principal payments of the long term debt for each of the succeeding five years are as follows (dollars in thousands):

YEAR ENDING
DECEMBER 31,                                                  AMOUNT
------------                                                  ------
  2000......................................................   $709
  2001......................................................    778
  2002......................................................    853
  2003......................................................    936
  2004......................................................    959

     The estimated fair value of the long term debt at December 31, 1999 and 1998 are $16.53 million and $5.671 million, respectively, and are based on a valuation of these debts using market rates of interest (approximately 7.5%) as of December 31, 1999 and 1998.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

6. LEASES

     Minimum future rental payments receivable under noncancelable operating leases for the properties as of December 31, 1999 are as follows (dollars in thousands):

YEAR ENDING
DECEMBER 31,                                                 AMOUNTS
------------                                                 -------
  2000.....................................................  $ 3,657
  2001.....................................................    3,722
  2002.....................................................    3,779
  2003.....................................................    3,862
  2004.....................................................    3,959
  Thereafter...............................................   12,362
                                                             -------
                                                             $31,341
                                                             =======

     The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

     Each of the following properties accounted for 10% or more of rental revenues shown for the years ended December 31:

PROPERTY                                                      1999    1998    1997
--------                                                      ----    ----    ----
Phoenix, AZ.................................................   22%     24%     25%
Sumter, SC..................................................   16%     16%     17%
Brownsville, TX.............................................   12%     12%     --
Autozone(*).................................................   12%     24%     26%
California(**)..............................................   11%     11%     12%
Gainesville, GA.............................................   10%     10%     11%

---------------
 (*) These properties consist of 16 retail stores located as follows: two in Alabama, two in Florida, one in Georgia, five in New Mexico, and six in Texas, and were sold on June 30, 1999.

(**) These properties consist of three bus terminals located in California, two of which were sold in December of 1999.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

7. RELATED PARTIES

     The General Partner has granted Lexington Corporate Properties Trust ("Lexington"), whose chairman and Co-Chief Executive Officer is an officer and a shareholder of the General Partner, an option exercisable at any time, to acquire the general partnership interest. Under the terms of the option, Lexington, subject to review of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with Lexington retaining the option of paying such fair market value in securities of Lexington, limited partnership Units in controlled subsidiaries, cash or a combination thereof.

     Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the years ended December 31, 1999, 1998 and 1997, management fees which are included in general and administrative expenses totaled $33,000, $32,000 and $29,000, respectively.

     Affiliates of the General Partner received acquisition fees totaling $87,500 and $35,000 for the years ended December 31, 1999 and 1997, respectively.

     Lexington is reimbursed by the Partnership for various administrative services performed. For the years ended December 31, 1999, 1998 and 1997, such reimbursements totaled $198,000, $153,000 and $109,000, respectively.

                                                                    SCHEDULE III

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1999, 1998 AND 1997
    INITIAL COST TO PARTNERSHIP AND GROSS AMOUNT AT WHICH CARRIED AT END OF
                                   PERIOD(A)
                                 (IN THOUSANDS)

                                                                           ACCUMULATED                           DATE OF
DESCRIPTION            ENCUMBRANCES(B)    LAND    BUILDINGS   TOTAL(C)   DEPRECIATION(D)        ACQUIRED       CONSTRUCTION
-----------            ---------------   ------   ---------   --------   ---------------   ------------------  ------------
Health and tennis
  club facility,
  Phoenix, AZ........      $    --       $1,117    $ 4,743    $ 5,860        $1,359          July 18, 1988         1988
Bus terminal,
  Stockton,
  California.........           --          540        754      1,294           214        February 28, 1989       1967
Retail, Lynchburg,
  Virginia...........           --          300        451        751            61         August 22, 1994        1986
Retail, Sumter, South
  Carolina...........        1,670          850      3,000      3,850           309        November 27, 1995       1983
Retail, Gainesville,
  Georgia............        1,357          802      2,158      2,960           218        December 28, 1995       1984
Retail, Brownsville,
  Texas..............        1,949          380      3,189      3,569           209           May 30, 1997         1985
Office, San Diego,
  California.........        4,569          905      7,897      8,802            51        September 27, 1999      1986
Office, Phoenix,
  Arizona............        5,527        1,865      9,760     11,625            62        September 29, 1999      1982
                           -------       ------    -------    -------        ------
                           $15,072       $6,759    $31,952    $38,711        $2,483
                           =======       ======    =======    =======        ======

                           LIFE ON WHICH
                       DEPRECIATION IN LATEST
                         INCOME STATEMENTS
DESCRIPTION                 IS COMPUTED
-----------            ----------------------
Health and tennis
  club facility,
  Phoenix, AZ........         40 years
Bus terminal,
  Stockton,
  California.........         40 years
Retail, Lynchburg,
  Virginia...........         40 years
Retail, Sumter, South
  Carolina...........         40 years
Retail, Gainesville,
  Georgia............         40 years
Retail, Brownsville,
  Texas..............         40 years
Office, San Diego,
  California.........         40 years
Office, Phoenix,
  Arizona............         40 years

---------------
(A) The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. The total cost basis of the Partnership's properties at December 31, 1999 for Federal income tax purposes was approximately $27.28 million.

(B) See note 5 of Notes to Consolidated Financial Statements -- Long Term Debt.

(C) Reconciliation of real estate owned:

                                                 1999       1998       1997
                                                -------    -------    -------
Balance at beginning of year..................  $26,440    $26,440    $22,871
Additions during the year.....................   20,427         --      3,569
Sale of properties............................   (8,156)        --         --
                                                -------    -------    -------
Balance at end of year........................  $38,711    $26,440    $26,440
                                                =======    =======    =======

(D) Reconciliation of accumulated depreciation:

Balance at beginning of year..................  $ 3,211    $ 2,735      2,296
Sale of properties............................   (1,238)        --         --
Depreciation expense..........................      510        476        439
                                                -------    -------    -------
Balance at end of year........................  $ 2,483      3,211      2,735
                                                =======    =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership is a limited partnership and has no directors or officers.

     The General Partner of the Partnership is Lepercq Net 1 L.P., a Delaware limited partnership. Lepercq Net 1 Inc., a Delaware corporation, is the general partner of the General Partner. The directors and executive officers of Lepercq Net 1 Inc. are discussed below. The directors and executive officers of Lepercq Net 1 Inc. are responsible for the management of the Partnership's business including, but not limited to, the acquisition of, sale of, financing or refinancing of, making certain major capital improvements to, or leasing of, Partnership properties.

     The General Partner has granted Lexington Corporate Properties Trust ("Lexington"), whose chairman and Co-Chief Executive Officer is an officer and a shareholder of the General Partner, an option exercisable at any time, to acquire the general partnership interest. Under the terms of the option, Lexington subject to review of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with Lexington retaining the option of paying such fair market value in securities of Lexington, limited partnership Units in controlled subsidiaries, cash or a combination thereof. Lexington provides the Partnership with various administrative services.

     The directors and executive officers of Lepercq Net 1 Inc. are as follows:

NAME                                                 POSITION
----                                                 --------
E. Robert Roskind....................  President and Secretary
Robert Albert........................  Vice President and Treasurer
Denise E. DeBaun.....................  Vice President
Dianne R. Smith......................  Vice President and Assistant
                                       Secretary

     Certain biographical information relating to the directors and executive officers of Lepercq Net 1 Inc. is set forth below:

     E. Robert Roskind, age 55, has been associated with LCP since 1973 and has been Chairman of The LCP Group ("LCP") since September 1976. He also serves as Chairman of the Board and Co-Chief Executive Officer of Lexington Corporate Properties Trust, a real estate investment trust traded on the New York Stock Exchange. Mr. Roskind is a graduate of the University of Pennsylvania and Columbia Law School, and has been a member of the New York Bar since 1970. Mr. Roskind is a director of Berkshire Realty Company, Inc., Krupp Government Income Trust I and Krupp Government Income Trust II.

     Robert N. Albert, age 49, has been employed by LCP since 1997. He owned a retail furniture and antiques business for twenty-five years, prior to joining the LCP Group. He is a graduate of the University of Louisville, where he received his bachelor's degree in Business Management.

     Denise E. DeBaun, age 49, was associated with LCP from 1981 to 1997. She was a member of the marketing department from 1986 to 1990. Since 1997, she has served as an Executive Assistant of Lexington Corporate Properties Trust, a real estate investment trust traded on the New York Stock Exchange. Ms. DeBaun is a graduate of Hunter College of the City of New York.

     Dianne R. Smith, age 53, has been associated with LCP since 1988 as its paralegal. Ms. Smith also serves as the Paralegal to Lexington Corporate Properties Trust, a real estate investment trust traded on the New York Stock Exchange. Ms. Smith is a graduate of New York University where she received her Paralegal degree.

ITEM 11.  EXECUTIVE COMPENSATION

     The General Partner is entitled to receive a share of cash distributions when and as cash distributions are made to the Limited Partners, and a share of taxable income or loss. Cash distributions of $31,425 were made to the General Partner in 1999.

     The directors and executive officers of Lepercq Net 1 Inc. received no remuneration from the Partnership.

     As described in Item 13 below, the General Partner and its affiliates were paid certain fees and commissions and reimbursed for certain expenses.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person is known to the Partnership to be the beneficial owner of more than 5% of the Units.

     (b) Directors and executive officers of Lepercq Net 1 Inc. and affiliated entities own 99 Units as of December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership reimburses the General Partner or its affiliates for expenses incurred and may pay interest on loans made in connection with acquisitions.

     Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's Properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the years ended December 31, 1999, 1998, and 1997, management fees which are included in general and administrative expenses totaled $33,000, $32,000 and $29,000 in 1999, 1998, and 1997, respectively.

     Affiliates of the General Partner received acquisition fees totaling $87,500 and $35,000 for the years ended December 31, 1999 and 1997, respectively.

     Lexington is reimbursed by the Partnership for various administrative services performed. For the years ended December 31, 1999, 1998 and 1997, such reimbursements totaled $198,000, $153,000 and $109,000, respectively.

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

             (21) Subsidiaries of the registrant.

             Net 1 Gainesville L.P., a Delaware limited partnership, qualified to do business in Georgia.

             Net 1 Sumter L.P., a Delaware limited partnership, qualified to do business in South Carolina.

     (b) Reports on Form 8-K filed during the fourth quarter of 1999.

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

                                          NET 1 L.P.

                                          By: Lepercq Net 1 L.P.,
                                            its general partner

                                          By: Lepercq Net 1 Inc.,
                                            its general partner


By: /s/ E. ROBERT ROSKIND                                   By: /s/ BRENDA LUBRIN
                                                            -----------------------------------------------------
-----------------------------------------------------           Assistant Accounting Officer
    President

     Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

                     SIGNATURES                                                TITLE
                     ----------                                                -----
/s/ E. ROBERT ROSKIND                                       President and Secretary
-------------------------------------------------
E. Robert Roskind

/s/ ROBERT N. ALBERT                                        Vice President and Treasurer
-------------------------------------------------
Robert N. Albert

/s/ DENISE E. DEBAUN                                        Vice President
-------------------------------------------------
Denise E. DeBaun

/s/ DIANNE R. SMITH                                         Vice President and Assistant Secretary
-------------------------------------------------
Dianne R. Smith

Date:  March 30, 2000