Form 10-Q
period 2000-03-31
NET 1 L P
filed 2000-05-15
CIK 821129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended March 31, 2000

                                       or

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

                                  Yes x      No

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

                           CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands, except units and per unit amounts)

                March 31, 2000 (unaudited) and December 31, 1999

                                                              March 31,          December 31,
                            Assets                              2000                 1999
                                                              --------             --------
Real estate, at cost                                          $ 38,711             $ 38,711
     Less: accumulated depreciation                              2,683                2,483
                                                              --------             --------
                                                                36,028               36,228

Cash and cash equivalents                                        1,839                1,951
Restricted cash                                                  1,723                1,710
Rent receivable                                                  1,032                  504
Other assets                                                       376                  528
                                                              --------             --------
                                                              $ 40,998             $ 40,921
                                                              ========             ========



               Liabilities and Partners' Capital

Long term debt                                                $ 16,114             $ 16,272
Accrued interest payable                                           111                   88
Accounts payable and other liabilities                             674                  912
                                                              --------             --------
                                                                16,899               17,272
                                                              --------             --------
Partners' capital (deficit):
General Partner                                                    (88)                 (96)
Limited Partners ($1,000 per Unit, 50,000 Units
  authorized, 30,772 Units issued and outstanding)              24,187               23,745
                                                              --------             --------
     Total partners' capital                                    24,099               23,649
                                                              --------             --------

                                                              $ 40,998             $ 40,921
                                                              ========             ========

See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per Unit amounts)

                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                    2000              1999
                                                   ------            ------
Revenues:
     Rental                                        $1,440            $1,127
     Interest and other                                41                20
                                                   ------            ------
                                                    1,481             1,147
                                                   ------            ------
Expenses:
     Interest                                         334               122
     Depreciation                                     200               118
     General, administrative, and other               103               119
                                                   ------            ------
                                                      637               359
                                                   ------            ------

Net income                                         $  844            $  788
                                                   ======            ======


Net income per Unit of limited
     partnership interest                          $26.87            $25.10
                                                   ======            ======

See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                              2000                1999
                                                             -------             -------
Net cash provided by operating activities:                   $   453             $   391
                                                             -------             -------

Cash flows from financing activities:
     Increase in restricted cash                                 (13)               --
                                                             -------             -------

Cash flows from financing activities:
     Principal payments on mortgage notes                       (158)                (89)
     Cash distributions to partners                             (394)               (394)
                                                             -------             -------
     Net cash used in financing activities                      (552)               (483)
                                                             -------             -------

Decrease in cash and cash equivalents                           (112)                (92)
Cash and cash equivalents at beginning of period               1,951               1,688
                                                             -------             -------
Cash and cash equivalents at end of period                   $ 1,839             $ 1,596
                                                             -------             -------

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                     $   311             $   122
                                                             =======             =======

See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)



1.       The Partnership and Basis of Presentation

         Net 1 L.P. (the "Partnership") was formed as a limited partnership on August 25, 1987 under the laws of the State of Delaware to invest in net leased real estate properties or interests therein. As of March 31, 2000, the Partnership had owned interests in eight properties.

         As of March 31, 2000, the Partnership has a total of 30,772 Units issued and outstanding held by approximately 1,400 limited partners.

         The unaudited financial statements reflect all adjustments that are, in the opinion of the General Partner, necessary to present a fair statement of condition and the results for the interim period presented. For a more complete understanding of the Partnership's financial position and accounting policies, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at March 31, 2000 totaled $15.007 million ($484.48 to $490.33 per Unit, per close). On April 28, 2000, the unpaid cumulative preferred return was reduced by a cash distribution to the Limited Partners totaling $384,958 ($12.51 per Unit). The General Partner received a cash distribution of $7,856 on April 28, 2000.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.       Related Party Transactions

         Leased Properties Management, Inc., an affiliate of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the three months ended March 31, 2000 and 1999, property management fees of $14,000 and $11,000 were incurred.

         Lexington Corporate Properties Trust, whose chairman and Co-Chief Executive Officer is an officer and a shareholder of the General Partner, is reimbursed by the Partnership for various administrative services performed. For the three months ended March 31, 2000 and 1999 such reimbursements totaled $61,000 and $42,000, respectively.

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

The unpaid cumulative preferred return at March 31, 2000 totaled $15.007 million ($484.48 to $490.33 per Unit, per close), and was reduced by $384,958 ($12.51 per Unit) with the distribution paid in April 2000.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

As of March 31, 2000, the restricted cash represents remaining proceeds from the sale of properties under the Internal Revenue Code Section 1031, restricted for investment in future acquisitions.

Impact of Year 2000

To date there have been no situations that the General Partner is aware of, where the year 2000 issue has caused a computer system that effects the Partnership or any of its properties to function improperly.

Results of Operations (in thousands):

                                         Three Months Ended
                                              March 31,
                                       ------------------------
                                        2000              1999        Increase (Decrease)
                                       ------            ------            ------
Total revenues                         $1,481            $1,147            $  334
                                       ------            ------            ------
Total expenses:
 Interest                                 334               122               212
 Depreciation                             200               118                82
 General and administrative               103               119               (16)
                                       ------            ------            ------
                                          637               359               278
                                       ------            ------            ------
Net income                             $  844            $  788            $   56
                                       ======            ======            ======

The change in results of operations with respect to revenues, interest and depreciation for the three months ended March 31, 2000 are primarily attributable to the operations of the real property investments acquired in September 1999.

General and administrative expenses decreased in the three months ended March 31, 2000 due to property appraisals incurred in the first quarter of 1999.

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

ITEM 3.  Defaults under the Senior Securities - not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.  Other Information - not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.
                           Exhibit No.                        Exhibit
                           -----------                        -------
                               27                     Financial Data Schedule

                  (b) Reports on form 8-K filed during the first quarter ended March 31, 2000.

                           Form 8-K/A dated September 27, 1999, filed January 14, 2000. Provided certain historical financial information for a property located in Phoenix, Arizona.

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

                                             NET 1 L.P.

                                             By:   Lepercq Net 1 L.P.
                                                   its general partner

                                             By:   Lepercq Net 1 Inc.
                                                   its general partner


Date:    May 15, 2000                        By:   /s/ E. Robert Roskind
         ---------------------                     -----------------------------
                                                   E. Robert Roskind
                                                   President