Form 10-Q
period 2000-09-30
NET 1 L P
filed 2000-11-14
CIK 821129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from _________________ to ________________
     Commission File Number 33-16973
                            --------


                                   NET 1 L.P.
       -------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                      Delaware                                           13-3421566
----------------------------------------------------                ---------------------
           (State or other jurisdiction of                             (I.R.S. Employer
           incorporation or organization)                            Identification No.)

      c/o Lexington Corporate Properties Trust
                355 Lexington Avenue
                    New York,  NY                                            10017
----------------------------------------------------                  -----------------
(Address of principal executive offices)                                  (Zip Code)

Registrant's telephone number, including area code                      (212) 692-7200
                                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:   None
-----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:   Units of Limited Partnership Interests
-----------------------------------------------------------

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

                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per Unit amounts)

              September 30, 2000 (Unaudited) and December 31, 1999



                                                                                       September 30,          December 31,
                                 Assets                                                    2000                   1999
                                 ------                                                    ----                   ----
Real estate, at cost                                                                   $     47,273         $      38,711
      Less: accumulated depreciation                                                          3,157                 2,483
                                                                                             ------                ------
                                                                                             44,116                36,228

Cash and cash equivalents                                                                       610                 1,951
Restricted cash                                                                                 -                   1,710
Deferred expenses (net of accumulated
      amortization of $2 in 2000)                                                                48                   -
Rent receivable                                                                                 667                   504
Other assets                                                                                    450                   528
                                                                                             ------                ------

                                                                                       $     45,891         $      40,921
                                                                                             ======                ======



                    Liabilities and Partners' Capital
                    ---------------------------------

Mortgages and note payable                                                             $     20,447         $      16,272
Accrued interest payable                                                                        189                    88
Accounts payable and other liabilities                                                        1,366                   912
                                                                                             ------                ------
                                                                                             22,002                17,272
                                                                                             ------                ------

Partners' capital (deficit):
General Partner                                                                                 (92)                  (96)
Limited Partners ($1,000 per Unit, 50,000 Units
  authorized, 30,772 Units issued and outstanding)                                           23,981                23,745
                                                                                             ------                ------
      Total partners' capital                                                                23,889                23,649
                                                                                             ------                ------

                                                                                       $     45,891         $      40,921
                                                                                             ======                ======


     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per Unit amounts)

             Three and Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)



                                                              Three Months Ended                          Nine Months Ended
                                                                 September 30,                              September 30,
                                                            2000              1999                   2000                 1999
                                                            ----              ----                   ----                 ----
Revenues:
   Rental                                               $    1,156        $      524              $    3,618           $    2,353
   Interest and other                                           43                81                     145                  120
                                                             -----              ----                   -----               ------
                                                             1,199               605                   3,763                2,473
                                                             -----              ----                   -----               ------
Expenses:
   Interest expense                                            442               118                   1,192                  360
   Depreciation and amortization                               253                96                     677                  307
   General, administrative and other                            92                94                     275                  326
   Transaction costs                                           200               -                       200                  -
                                                             -----              ----                   -----               ------
                                                               987               308                   2,344                  993
                                                             -----              ----                   -----               ------
Income before gain on sale
   of properties                                               212               297                   1,419                1,480
   Gain on sale of properties                                  -                 -                       -                  2,668
                                                             -----              ----                   -----               ------

Net income                                              $      212        $      297              $    1,419           $    4,148
                                                             =====              ====                   =====               ======

Net income per Unit of limited
   partnership interest                                 $     6.76        $     9.45              $    45.19           $   132.10
                                                             =====              ====                   =====               ======


     See accompanying notes to unaudited consolidated financial statements.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)



                                                                                                     2000                 1999
                                                                                                     ----                 ----
Net cash provided by operating activities                                                     $       1,905          $     2,084
                                                                                                     ------               ------

Cash flows from investing activities:
   Investment in real estate, net of mortgage
      liabilities assumed and issued                                                                 (3,219)              (9,015)
   Decrease in restricted cash                                                                        1,710                  -
   Proceeds from sale of properties, net                                                                -                  8,588
                                                                                                     ------               ------
   Net cash used in investing activities                                                             (1,509)                (427)
                                                                                                     ------               ------

Cash flows from financing activities:
   Principal payments on mortgage notes                                                                (508)                (272)
   Increase in deferred expenses                                                                        (50)                 -
   Cash distributions to partners                                                                    (1,179)              (1,179)
                                                                                                     ------               ------
   Net cash used in financing activities                                                             (1,737)              (1,451)
                                                                                                     ------               ------

Change in cash and cash equivalents                                                                  (1,341)                 206
Cash and cash equivalents at beginning of period                                                      1,951                1,688
                                                                                                     ------               ------
Cash and cash equivalents at end of period                                                    $         610          $     1,894
                                                                                                     ======               ======

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                      $       1,091          $       361
                                                                                                     ======               ======

Supplemental disclosure of non-cash investing and financing activities: In 2000, in connection with the acquisition of a property in Henderson, North Carolina, the Partnership assumed approximately $4.68 million of mortgage financing.

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

                               September 30, 2000
                                   (Unaudited)


1.     The Partnership and Basis of Presentation

       Net 1 L.P. (the "Partnership") was formed as a limited partnership on August 25, 1987 under the laws of the State of Delaware to invest in net leased real estate properties or interests therein. As of September 30, 2000, the Partnership had owned interests in nine properties.

       As of September 30, 2000, the Partnership has a total of 30,772 Units issued and outstanding held by approximately 1,400 limited partners.

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

       Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at September 30, 2000 totaled $15.93 million ($514.46 to $520.31 per Unit, per close). On October 30, 2000, the unpaid cumulative preferred return was reduced by a cash distribution to the Limited Partners totaling $384,958 ($12.51 per Unit). The General Partner received a cash distribution of $7,856 in October 2000.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.     Properties

       During the nine months ended September 30, 2000, the Partnership entered into the following real estate transaction:

                                                                                                          Lease          Net
                                                                        Capitalized     Annualized     Expiration     Rentable
       Date of                                                             Costs         Base Rent        Date         Square
       Transaction         Tenant                 Location               ($000's)        ($000's)     (month/year)      Feet
       -----------         ------                 --------               --------        --------     ------------      ----
       May 31         Corporate Express
                      Office Products, Inc.       Henderson, NC         $      7,902     $    712         1/14         196,946
                                                                               =====          ===                      =======

       The following unaudited pro forma operating information for the nine months ended September 30, 2000 and 1999, were prepared as if the 2000 and 1999 acquisitions and dispositions were consummated as of January 1, 1999. This information does not purport to be indicative of what the operating results of the Partnership would have been had the acquisitions and dispositions been consummated on that date. Pro forma amounts are as follows:

                                                                                              Pro Forma
                                                                               (In thousands, except per Unit amounts)
                                                                                   Nine Months Ended September 30,
                                                                                     2000                 1999
                                                                                     ----                 ----
                          Revenues                                               $    4,096          $     4,010
                          Expenses                                                    2,569                2,540
                                                                                      -----                -----
                          Net income                                             $    1,527          $     1,470
                                                                                      =====                =====

                          Net income per Unit of limited
                           partnership interest                                  $   48.63           $    46.82
                                                                                     =====                =====

5.     Mortgages and Note Payable

       On May 31, 2000, in connection with the acquisition of a property located in Henderson, North Carolina, the Partnership assumed approximately $4.68 million of first mortgage financing. The note bears interest at 7.39% per annum and matures on May 1, 2009. The note requires annual debt service payments of principal and interest of approximately $417,000 with a balloon payment of approximately $3.85 million at maturity. In addition, the Partnership issued a demand note of approximately $3.07 million to Lexington Corporate Properties Trust, whose chairman and Co-Chief Executive Officer is an officer and a shareholder of the General Partner. The note bore interest at 10% per annum with interest only payments and was fully paid in July 2000.

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     Related Party Transactions

       Leased Properties Management, Inc., an affiliate of Lexington Corporate Properties Trust ("Lexington"), whose chairman and Co-Chief Executive Officer is an officer and a shareholder of the General Partner, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the nine months ended September 30, 2000 and 1999, property management fees of $35,000 and $23,000 were incurred.

       Lexington is reimbursed by the Partnership for various administrative services performed. For the nine months ended September 30, 2000 and 1999 such reimbursements totaled $121,000 and $141,000, respectively.

       On May 31, 2000, the Partnership purchased from Lexington a property located in Henderson, North Carolina for approximately $7.9 million net leased to Corporate Express Office Products, Inc.


7.     Subsequent Event

       On November 14, 2000, Lexington and Net 1 L.P. and Net 2 L.P. announced that they entered into a merger agreement whereby Net 1 L.P. and Net 2 L.P. would merge into a subsidiary of Lexington. The transaction is subject to customary closing conditions including the approval of Lexington's shareholders and the limited partners of net 1 L.P. and Net 2 L.P.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

When used in this Form 10-Q Report, the words "believes", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are failure to continue to qualify as a real estate partnership, general business and economic conditions, competition, increases in real estate construction costs, change in interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The unpaid cumulative preferred return at September 30, 2000 totaled $15.93 million ($514.46 to $520.31 per Unit, per close), and was reduced by $384,958 ($12.51 per Unit) with the distribution paid in October 2000.

On May 31, 2000, in connection with the acquisition of a property located in Henderson, North Carolina, the Partnership assumed approximately $4.68 million of first mortgage financing. The note bears interest at 7.39% per annum and matures on May 1, 2009. The note requires annual debt service payments of principal and interest of approximately $417,000 with a balloon payment of approximately $3.85 million at maturity. In addition, the Partnership issued a demand note of approximately $3.07 million. The note bore interest at 10% per annum with interest only payments and was fully paid in July 2000.

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

On November 14, 2000, Lexington and Net 1 L.P. and Net 2 L.P. announced that they entered into a merger agreement whereby Net 1 L.P. and Net 2 L.P.would merge into a subsidiary of Lexington. The transaction is subject to customary closing conditions including the approval of Lexington's shareholders and the limited partners of Net 1 L.P. and Net 2 L.P.

Results of Operations (in thousands):
-------------------------------------

                                                                                                         Increase (Decrease)
                                                                                                         -------------------
                                          Three months                    Nine months            Three months          Nine months
                                              ended                          ended                   ended                ended
                                          September 30,                  September 30,           September 30,        September 30,
                                      2000            1999           2000            1999            2000                 2000
                                      ----            ----           ----            ----            ----                 ----
Total revenues                     $    1,199      $     605      $    3,763     $     2,473       $    594            $   1,290
                                        -----            ---           -----           -----            ---                -----

Total expenses
 Interest                                 442            118           1,192             360            324                  832
 Depreciation and
   amortization                           253             96             677             307            157                  370
 General, administrative
 and other                                 92             94             275             326             (2)                 (51)
 Transaction costs                        200            -               200             -              200                  200
                                          ---            ---           -----             ---            ---                -----
                                          987            308           2,344             993            679                1,351
                                          ---            ---           -----             ---            ---                -----
Income before gain on
 sale of properties                $      212      $     297      $    1,419     $     1,480       $    (85)           $     (61)
                                          ===            ===           =====           =====           ====                =====

The change in results of operations with respect to revenues, interest and depreciation for the three and nine months ended September 30, 2000, are primarily attributable to the acquisition and operation of the real property investments acquired in September 1999 and May 2000. General and administrative expenses decreased in the three and nine months ended September 30, 2000 due to property appraisals performed on all properties in the first quarter of 1999. During the quarter ended September 30, 2000, the Partnership accrued costs relating to a proposed transaction.


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

ITEM 3.    Defaults under the Senior Securities - not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.    Other Information - not applicable.

ITEM 6.    Exhibits and Reports on Form 8-K.

           (a)    Exhibits.
                  Exhibit No.                              Exhibit
                  -----------                              -------
                          27                       Financial Data Schedule

           (b) Reports on form 8-K filed during the third quarter ended September 30, 2000.

                  (1) Form 8-K dated May 31, 2000, filed August 28, 2000. Provided financial information for certain acquired property located in Henderson, North Carolina and pro forma financial information for the Partnership.

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

                                                 NET 1 L.P.

                                                 By: Lepercq Net 1 L.P.
                                                     its general partner

                                                 By: Lepercq Net 1 Inc.
                                                     its general partner


Date: November 14, 2000                          By: /s/ E. Robert Roskind
      -------------------------------------          ---------------------------
                                                     E. Robert Roskind
                                                     President