Form 10-K405
period 2000-12-31
NET 1 L P
filed 2001-04-02
CIK 821129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                         FOR THE FISCAL YEAR ENDED December 31, 2000
                                                   -----------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM         TO
                                              -------    ---------------

                        COMMISSION FILE NUMBER 000-22596
                                               ---------

                                   NET 1 L.P.
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                                                 13-3421566
    -----------------------------------------                          ------------------
       (State or other jurisdiction of                                  (I.R.S. Employer
       incorporation or organization)                                  Identification No.)

    c/o Lexington Corporate Properties Trust
            355 Lexington Avenue
                New York,  NY                                                 10017
    -----------------------------------------                          ------------------
    (Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code                       (212) 692-7200
                                                                       ------------------

Securities registered pursuant to Section 12(b) of the Act:                   None
                                                                       ------------------

Securities registered pursuant to Section 12(g) of the Act:     Units of Limited Partnership Interests
                                                                --------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  . No    .
                                      ----    ----

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

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

The General Partner of the Partnership is Lepercq Net 1 L.P., a Delaware limited partnership (the "General Partner"). Lepercq Net 1 Inc. is the general partner of the General Partner. The directors and executive officers of Lepercq Net 1 Inc. are discussed in PART III, Item 10 (Directors and Executive Officers of the Registrant). Leased Properties Management, Inc., which was purchased on June 23, 2000, by a subsidiary of Lexington Corporate Properties Trust ("Lexington"), whose chairman and Co-Chief Executive Officer, is an officer and a shareholder of the General Partner, performs certain property management services in connection with the operation of the Partnership's business.

The Partnership commenced an offering to the public of 50,000 units at $1,000 per unit of limited partnership interests (the "Units") on November 20, 1987 pursuant to a Prospectus. The Prospectus was filed with the Securities and Exchange Commission as part of the Partnership's Registration Statement on Form S-11 (No. 33-16973). On January 17, 1989, the Partnership held the final admission of Limited Partners, and the offering was terminated after a total of 31,001 Units had been sold, equaling $31.001 million in capital contributions. On September 30, 1990, the Partnership repurchased 229 limited partnership Units for an aggregate purchase price of $170,000. No Units have been repurchased since 1990.

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

Each of the following tenants/guarantors accounted for 10% or more of consolidated rental revenues for the years ended December 31,:

             Tenants/Guarantors                                    2000     1999     1998
             ------------------                                    ----     ----     ----

           Wal-Mart Stores, Inc. (*)                                28%      38%      38%
           Bull HN Information Systems, Inc./BULL                   22%       -        -
           Cymer, Inc.                                              18%       -        -
           Bally Total Fitness Holding Corporation                  16%      22%      24%
           Corporate Express Office Products, Inc./Buhrmann N.V.    10%       -        -
           AutoZone, Inc. (**)                                       -       12%      24%
           Greyhound Lines, Inc. (***)                               -       11%      11%

           (*) Consists of three retail stores located in Gainesville, Georgia, Sumter, South Carolina and Brownsville, Texas.
           (**) Consisted of 16 retail stores located as follows: two in Alabama, two in Florida, one in Georgia, five in New Mexico, and six in Texas and were sold on June 30, 1999.
           (***) Consisted of three bus terminals located in California, two of which were sold in December of 1999.

The Partnership attempts to maintain a working capital cash reserve in an amount equal to 3% of the gross proceeds of the offering, which is anticipated to be sufficient to satisfy short and long-term liquidity requirements. Liquidity of the Partnership could be adversely affected by unanticipated costs, lessees experiencing financial difficulties, and greater than anticipated operating expenses. To the extent that such working capital reserves are insufficient to satisfy the cash requirements of the Partnership, additional funds may be obtained either through short-term or permanent loans or by reducing distributions to limited partners.

The Partnership operates in one industry segment, investment in net leased real property located throughout the United States.

The General Partner has granted Lexington, an option exercisable at any time, to acquire the general partnership interest. Under the terms of the option, Lexington, subject to the approval of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with Lexington retaining the option of paying such fair market value in securities of Lexington, limited partnership Units in controlled subsidiaries, cash or a combination thereof.

On November 13, 2000, the Partnership entered into an Agreement and Plan of Merger ("Agreement") with Lexington. The Agreement has been adopted and approved by the General Partner and Lexington's Board of Trustees. As currently proposed, Lexington would issue $29.5 million in securities (and assume existing mortgage debt) to acquire the Partnership, no less than 50% of the consideration would be in 8.5% convertible subordinated debentures due 2009 and 50% in Lexington common shares at a price not less than $11.00 per share and no greater than $13.00 per share. Limited Partners would have the option of selecting greater than 50% of their consideration in the convertible subordinated debentures. The convertible subordinated debentures would be convertible after four years into Lexington common shares, at a price of $14.00 per share and redeemable by Lexington with cash or common shares after five years, if the common shares of Lexington exceed $14.00 per share. The transaction is subject to customary closing conditions, including approval by Lexington's shareholders and the Partnership's limited partners.

Competition

The Partnership has been in the net lease business since 1988, and has established close relationships with a large number of major corporate tenants and maintains a broad network of contacts including developers, brokers and lenders. Notwithstanding these relationships, there are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources, that compete with the Partnership in seeking properties for acquisition and tenants who will lease space in these properties. The Partnership's competitors include other partnerships, pension funds, private companies, REITs and individuals.

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

From time to time, in connection with the conduct of the Partnership's business, and prior to the acquisition of any property from a third party or as required by the Partnership's financing sources, the Partnership authorizes the preparation of Phase I environmental reports with respect to its properties. Based upon such environmental reports and management's ongoing review of its properties, as of the date of this annual report, management was not aware of any environmental condition with respect to any of the Partnership's properties which management believed would be reasonably likely to have a material adverse effect on the Partnership. There can be no assurance, however, that (i) the discovery of environmental conditions, the existence or severity of which were previously unknown, (ii) changes in law, (iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of the Partnership's properties will not expose the Partnership to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Partnership's tenants, which would adversely affect the Partnership's financial condition or results of operations.

Employees

The Partnership has no employees. All necessary personnel are provided by the General Partner or its affiliates or agents. See Part III Item 10, "Directors and Executive Officers of the Registrant" and Item 13, "Certain Relationships and Related Transactions".

ITEM 2. PROPERTIES

As of December 31, 2000, the Partnership owned or had interests in approximately 741,000 square feet of rental space in 9 retail, office and industrial properties. The Partnership's properties are currently 100% leased. The number, percentage of rental revenues and percentage of square footage of the Partnership's portfolio follows:

                                                                  Percentage
                                                                 of Annualized  Percentage
                                                                    Rental       of Square
                                                     Number         Revenue       Footage
                                                     -----          -------       -------
               Retail                                  6             50%           46%
               Office                                  2             40%           27%
               Industrial                              1             10%           27%
                                                       -            ----          ----
                                                       9            100%          100%
                                                       =            ====          ====

The following is a detailed schedule of the Partnership's real property portfolio as of December 31, 2000:

                                                               Net          Base Terms and
                                      Property      Land    Rentable        Annual Rent per
                                      Type/Year     Area     Square          Net Rentable             Renewal
 Location            Tenant          Constructed   (Acres)    Feet            Square Feet             Options
 --------            ------          -----------    -----     ----     ----------------------         -------

Phoenix,      Scandinavian US Swim     Retail       3.00     36,556         7/18/88-6/30/08          (2) 5 year
  AZ           and Fitness, Inc.        1988                            7/01/98-6/30/03: $20.65
                                                                        7/01/03-6/30/08: $23.03

Stockton,     Greyhound Lines, Inc.    Retail       1.67     17,000        2/28/89-12/31/09         (2) 10 year
  CA                                    1968                            1/01/01-12/31/01: $11.38
                                                                             Annual CPI not
                                                                             to exceed 2.75%

Lynchburg,    Circuit City Stores,     Retail        .84      9,300        08/22/94-11/20/06        (2) 10 year
  VA           Inc.                     1986                           11/21/96-11/20/01: $9.23
                                                                       11/21/01-11/20/06: $10.85


Sumter, SC    Wal-Mart Stores, Inc.    Retail       7.40    103,377    11/27/95-1/31/08: $3.17       (5) 5 year
                                        1983                               plus 1% of gross
                                                                           sales as defined

Gainesville,  Wal-Mart Stores, Inc.    Retail       8.10     89,199    12/28/95-1/31/09: $2.45             None
  GA                                    1984                               plus 1% of gross
                                                                           sales as defined

Brownsville,  Wal-Mart Real Estate     Retail       7.90     85,334     5/30/97-1/31/08: $3.76       (5) 5 year
  TX             Business Trust         1985                               plus 1% of gross
                                                                           sales as defined

                                                              Net          Base Terms and
                                      Property      Land    Rentable        Annual Rent per
                                      Type/Year     Area     Square          Net Rentable          Renewal
 Location           Tenant           Constructed   (Acres)    Feet            Square Feet          Options
 --------           ------           -----------    -----     ----     -----------------------     -------

San Diego,   Cymer, Inc.               Office       2.73     65,755        9/27/99-1/01/10              None
  CA                                                                   9/27/99-5/31/01: $11.82
                                        1989                           6/01/01-5/31/03: $12.42
                                                                       6/01/03-5/31/05: $13.04
                                                                       6/01/05-5/31/07: $13.69
                                                                       6/01/07-1/01/10: $14.37

Phoenix,     Bull HN Information       Office       13.37   137,058       9/29/99-10/10/05              None
  AZ         Systems, Inc. (BULL)     1985/1994                       10/11/00-10/10/01: $7.70
                                                                      10/11/01-10/10/02: $7.90
                                                                      10/11/02-10/10/03: $8.10
                                                                      10/11/03-10/10/04: $8.30
                                                                      10/11/04-10/10/05: $8.50


Henderson,   Corporate Express        Industrial    19.09   196,946       5/11/00-1/31/14         (3) 5 year
  NC          Office Products, Inc.     1998                           5/11/00-1/31/02: $3.61
              (Buhrmann N.V.)                                          2/01/02-1/31/05: $3.83
                                                                       2/01/05-1/31/08: $4.01
                                                                       2/01/08-1/31/11: $4.19
                                                                       2/01/11-1/31/14: $4.45
                                                  -------   -------
                                                    64.10   740,525
                                                  =======   =======


ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


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

As of December 31, 2000, there were 1,354 investors holding 30,772 limited partnership units.

The Partnership makes quarterly cash distributions. Cash distributions paid per Unit of limited partnership interest for each of the years in the three-year period ended December 31, 2000 was $50.04.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership for the years ended December 31, (in thousands, except per Unit data):

                           2000           1999          1998          1997           1996
                           ----           ----          ----          ----           ----

Rental revenue            $4,774         $3,375        $3,265        $2,992         $2,707
                          ======         ======        ======        ======         ======

Net income                $1,544         $5,186        $1,813        $1,855         $1,547
                          ======         ======        ======        ======         ======

Net income per Unit
 of limited partnership
 interest (*)            $46.97 to     $157.34 to     $54.82 to     $55.85 to     $46.39 to
                         =========     ==========     =========     =========     ==========
                          $50.47         $169.87       $59.50        $61.00         $51.03
                          ======         =======       ======        ======         ======

Total assets              $46,355        $40,921       $25,534       $25,663        $23,179
                          =======        =======       =======       =======        =======

Mortgages and notes
 payable                  $19,060        $15,072       $5,344        $5,676         $3,552
                          =======        =======       ======        ======         ======

Cash distributions per
 Unit of limited
 partnership interest     $50.04         $50.04        $50.04        $50.04         $50.04
                          ======         ======        ======        ======         ======

  (*) Amounts allocated to and received by unit holders vary depending on the dates they became unit holders.

The above financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

On November 20, 1987, the Partnership commenced the sale of up to 50,000 Units of limited partnership interests at $1,000 per Unit with the option to offer an additional 50,000 Units. As of January 17, 1989, the Partnership had raised a total of $31.001 million in capital contributions (31,001 Units) and the offering was terminated. The net offering proceeds consisting of aggregate gross offering proceeds of $31.001 million less related offering costs of $3.781 million, along with the proceeds from a closing loan and other mortgage debt, have been utilized by the Partnership to invest in triple net leased real estate properties (or interests therein); to pay for related property acquisition expenses, financing and acquisition fees; and to provide for a working capital reserve. On September 30, 1990, the Partnership repurchased 229 limited partnership Units for an aggregate purchase price of $170,000. No Units have been repurchased since 1990.

Pursuant to the Partnership Agreement, limited partnership Units may be repurchased at 90% of the net asset value 60 days after the offer to repurchase has been made.

The Partnership attempts to maintain a working capital reserve in an amount equal to 3% of the gross proceeds of its offering, an amount which is anticipated to be sufficient to satisfy short and long-term liquidity requirements. Liquidity of the Partnership could be adversely affected by unanticipated costs, lessees experiencing financial difficulties and greater than anticipated operating expenses. To the extent that such working capital reserves are insufficient to satisfy the cost requirements of the Partnership, additional funds may be obtained through short-term or permanent loans or by reducing distributions to limited partners.

The unpaid cumulative preferred return at December 31, 2000 totaled $16.391 million ($529.45 to $535.30 per Unit, per close), and was reduced by $385,000 ($12.51 per Unit) with the fourth quarter 2000 distribution paid on January 30, 2001.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

During the year ended December 31, 2000, the Partnership entered into the following real estate transaction:

                                                                              Lease         Net
                                                 Capitalized  Annualized   Expiration    Rentable
Date of                                             Costs      Base Rent      Date        Square
Acquisition  Tenant             Location          ($000's)     ($000's)   (month/year)     Feet
- -----------  ------             --------         -----------  ----------  ------------   --------

May 31,      Corporate Express
             Office Products,
             Inc. (Buhrmann
             N.V.)              Henderson, NC    $  7,902      $    712       1/14       196,946
                                                    =====           ===                  =======

The Henderson property was purchased from Lexington through a cash payment of $3.2 million and the assumption of $4.7 million mortgage note. The note bears interest at 7.39% per annum and matures on May 1, 2009. The note requires annual debt service payments of principal and interest in the amount of $417,000, with a balloon payment of $3.9 million at maturity.

Net cash used in investing activities totaled $1.509 million in 2000 and $336,000 in 1999. Cash used in investing activities related primarily to investments in real estate properties, net of proceeds from sales. Property acquisitions occurred in May 2000 and September 1999, respectively.

Net cash used in financing activities totaled $2.316 million in 2000, $2.003 million in 1999 and $1.903 million in 1998. Cash used in financing activities was primarily attributable to cash distributions to partners and debt service payments.

On November 13, 2000, the Partnership entered into the Agreement with Lexington. The Agreement has been adopted and approved by the General Partner and Lexington's Board of Trustees. As currently proposed, Lexington would issue $29.5 million in securities (and assume existing mortgage debt) to acquire the Partnership, no less than 50% of the consideration would be in 8.5% convertible subordinated debentures due 2009 and 50% in Lexington common shares at a price not less than $11.00 per share and no greater than $13.00 per share. Limited Partners would have the option of selecting greater than 50% of their consideration in the convertible subordinated debentures. The convertible subordinated debentures would be convertible after four years into Lexington common shares, at a price of $14.00 per share and redeemable by Lexington with cash or common shares after five years, if the common shares of Lexington exceed $14.00 per share. The transaction is subject to customary closing conditions, including approval by Lexington's shareholders and the Partnership's limited partners.

Results of Operations (in thousands)
- ------------------------------------                                      Increase (Decrease)
                                                                          -------------------
                                      2000       1999       1998       2000-1999      1999-1998
                                      ----       ----       ----       ---------      ---------

Total revenues                      $ 4,937    $ 3,544   $  3,347       $ 1,393       $   197
                                      -----      -----      -----         -----           ---
Total expenses:
    Interest                          1,605        764        510           841           254
    Depreciation and amortization       941        510        476           431            34
    General and administrative          447        455        474            (8)          (19)
    Transaction expenses                400         -          74           400           (74)
                                     ------    --------   -------        ------         -----
                                      3,393      1,729      1,534         1,664           195
                                      -----      -----      -----         -----           ---
Income before gain on sale
    of properties                   $ 1,544    $ 1,815   $  1,813       $  (271)      $     2
                                      =====      =====      =====          ====          ====

Total revenues, interest and depreciation increased primarily due to real property acquired in September 1999 and May 2000.

General and administrative expenses have decreased each year due to a reduction in the costs of property appraisals.

In 2000, the transaction expenses relate to the proposed acquisition of the Partnership by Lexington as described above. In 1998, the Partnership incurred transaction expenses due to the proposed merger into a subsidiary of Lexington that was abandoned.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 (Accounting for Derivative Instruments and Hedging Activities) which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Partnership does not expect the adoption of SFAS 133 on January 1, 2001 to have any impact on its financial position or results of operations since it has no derivatives.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There is no exposure to market risk since all of the Partnership's mortgages and notes payable is fixed rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                           NET 1 L.P. AND SUBSIDIARIES


                                      INDEX


                                                                              Page
                                                                              ----

Independent Auditors' Report                                                   12

Consolidated Balance Sheets at December 31, 2000 and 1999                      13

Consolidated Statements of Income for the years ended
 December 31, 2000, 1999 and 1998                                              14

Consolidated Statements of Changes in Partners' Capital (Deficit)
 for the years ended December 31, 2000, 1999 and 1998                          15

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998                                               16

Notes to Consolidated Financial Statements                                   17 - 26


Consolidated Financial Statement Schedule
- -----------------------------------------

Real Estate and Accumulated Depreciation Schedule III                        27 - 28

                          INDEPENDENT AUDITORS' REPORT


The Partners
Net 1 L.P.:

We have audited the consolidated financial statements of Net 1 L.P. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Net 1 L.P. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




New York, New York
March 9, 2001

                           NET 1 L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  DECEMBER 31,


                                                                     2000          1999
                                                                     ----          ----
                          ASSETS

Real estate, at cost:
    Buildings                                                    $  40,229      $  31,952
    Land                                                             7,044          6,759
                                                                   -------        -------
                                                                    47,273         38,711
    Less:  accumulated depreciation                                  3,421          2,483
                                                                   -------        -------
                                                                    43,852         36,228

Cash and cash equivalents                                              782          1,951
Restricted cash                                                        -            1,710
Deferred expenses, net of accumulated
    amortization of $3 in 2000                                          47            -
Rent receivable                                                        722            504
Other assets                                                           952            528
                                                                  --------       --------

                                                                 $  46,355      $  40,921
                                                                    ======         ======

             LIABILITIES AND PARTNERS' CAPITAL

Mortgages and notes payable                                        $  19,060     $  15,072
Unsecured note                                                         1,326         1,224
Accrued interest payable                                                  89            64
Accounts payable and other liabilities                                 2,258           912
                                                                     -------      --------
                                                                      22,733        17,272
                                                                     -------      --------

Partners' capital (deficit):
    General Partner                                                      (97)          (96)
    Limited Partners ($1,000 per Unit,
      50,000 Units authorized, 30,772 Units
      issued and outstanding)                                         23,719        23,745
                                                                      ------        ------
                                                                      23,622        23,649
                                                                     -------      --------

                                                                   $  46,355     $  40,921
                                                                      ======        ======


          See accompanying notes to consolidated financial statements.

                           NET 1 L.P. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                            YEARS ENDED DECEMBER 31,


                                                        2000          1999           1998
                                                        ----          ----           ----

Revenues:
    Rental                                           $   4,774     $   3,375     $   3,265
    Interest and other                                     163           169            82
                                                        ------        ------       -------
                                                         4,937         3,544         3,347
                                                         -----         -----         -----

Expenses:
    Interest                                             1,605           764           510
    Depreciation and amortization                          941           510           476
    General and administrative                             447           455           474
    Transaction expenses                                   400           -              74
                                                        ------      --------       -------
                                                         3,393         1,729         1,534
                                                         -----         -----         -----

Income before gain on sale of properties                 1,544         1,815         1,813
    Gain on sale of properties, net                        -           3,371           -
                                                      --------         -----      --------

    Net income                                       $   1,544     $   5,186     $   1,813
                                                         =====         =====         =====

Net income per Unit of limited
    partnership interest (*)                         $46.97 to     $157.34 to     $54.82 to
                                                     ==========    ===========    ==========
                                                       $50.47        $169.87        $59.50
                                                       ======        =======        ======

    (*) Amounts allocated to unit holders vary depending on the dates they became unit holders.


          See accompanying notes to consolidated financial statements.

                           NET 1 L.P. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                             (DOLLARS IN THOUSANDS)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                     General        Limited
                                                        Total        Partner       Partners
                                                        -----        -------       --------

Partners' capital (deficit) at December 31, 1997      $  19,792     $    (174)    $  19,966

Net income                                                1,813            36         1,777

Cash distributions                                       (1,571)          (31)       (1,540)
                                                        -------         -----       -------

Partners' capital (deficit) at December 31, 1998         20,034          (169)       20,203

Net income                                                5,186           104         5,082

Cash distributions                                       (1,571)          (31)       (1,540)
                                                        -------           ---       -------

Partners' capital (deficit) at December 31, 1999         23,649           (96)       23,745

Net income                                                1,544            31         1,513

Cash distributions                                       (1,571)          (32)       (1,539)
                                                        -------           ---       -------

Partners' capital (deficit) at December 31, 2000      $  23,622     $     (97)    $  23,719
                                                         ======           ===        ======


          See accompanying notes to consolidated financial statements.

                           NET 1 L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                            YEARS ENDED DECEMBER 31,



                                                        2000          1999           1998
                                                        ----          ----           ----

Cash flows from operating activities:
  Net income                                         $   1,544     $   5,186     $   1,813
                                                        ------        ------        ------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                          941           510           476
    Gain on sale of properties                             -          (3,371)          -
    Increase in rent receivable                           (218)          (49)          (55)
    (Increase) decrease in other assets                    (77)         (518)           84
    Increase (decrease) in accrued interest payable        127            60            (2)
    Increase (decrease) in accounts payable
    and other liabilities                                  339           784           (37)
                                                        ------        ------        ------
    Total adjustments                                    1,112        (2,584)          466
                                                        ------        ------        ------
  Net cash provided by operating activities              2,656         2,602         2,279
                                                        ------        ------        ------

Cash flows from investing activities:
  Acquisition of real estate                            (3,219)       (9,066)           -
  Decrease (increase) in restricted cash                 1,710        (1,710)           -
  Proceeds from sale of properties, net                     -         10,288            -
  Repayment of note receivable                              -            152            -
                                                        ------        ------        ------
  Net cash used in investing activities                 (1,509)         (336)           -
                                                        ------        ------        ------

Cash flows from financing activities:
  Principal payments on mortgage notes                    (695)         (432)         (332)
  Increase in deferred expenses                            (50)           -             -
  Cash distributions to partners                        (1,571)       (1,571)       (1,571)
                                                        ------        ------        ------
  Net cash used in financing activities                 (2,316)       (2,003)       (1,903)
                                                        ------        ------        ------

Change in cash and cash equivalents                     (1,169)          263           376
Cash and cash equivalents, at beginning of year          1,951         1,688         1,312
                                                        ------        ------        ------
Cash and cash equivalents, at end of year            $     782     $   1,951     $   1,688
                                                        ------        ------        ------


          See accompanying notes to consolidated financial statements.

                           NET 1 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                        DECEMBER 31, 2000, 1999 AND 1998


1.  THE PARTNERSHIP

    Net 1 L.P. (the "Partnership") was formed as a limited partnership on August 25, 1987 under the laws of the State of Delaware to invest in triple net leased real estate properties or interests therein. The Partnership terminates on December 31, 2027, unless sooner terminated by law.

    On November 20, 1987, the Partnership commenced the sale of up to 50,000 Units of limited partnership interests at $1,000 per Unit with the option to offer an additional 50,000 Units. As of the last admission of Limited Partners, which occurred on January 17, 1989, the Partnership had raised a total of $31,001 (31,001 Units) from 1,638 investors and the offering was terminated. On September 30, 1990, the Partnership repurchased 229 limited partnership Units for an aggregate purchase price of $170. No Units have been repurchased since 1990.

    Pursuant to the Partnership Agreement, limited partnership Units may be repurchased at 90% of the net asset value 60 days after the offer to repurchase has been made.

    As of December 31, 2000, there were a total of 1,354 investors holding 30,772 limited partnership units.

    The General Partner has granted Lexington Corporate Properties Trust ("Lexington"), whose chairman and Co-Chief Executive Officer, is an officer and a shareholder of the General Partner, an option exercisable at any time, to acquire the general partnership interest. Under the terms of the option, Lexington, subject to the approval of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with Lexington retaining the option of paying such fair market value in securities of Lexington, limited partnership units in controlled subsidiaries, cash or a combination thereof.

    On November 13, 2000, the Partnership entered into an Agreement and Plan of Merger ("Agreement") with Lexington. The Agreement has been adopted and approved by the General Partner and Lexington's Board of Trustees. As currently proposed, Lexington would issue $29,500 in securities (and assume existing mortgage debt) to acquire the Partnership, no less than 50% of the consideration would be in 8.5% convertible subordinated debentures due 2009 and 50% in Lexington common shares at a price not less than $11.00 per share and no greater than $13.00 per share. Limited Partners would have the option of selecting greater than 50% of their consideration in the convertible subordinated debentures. The convertible subordinated debentures would be convertible after four years into Lexington common shares, at a price of $14.00 per share and redeemable by Lexington with cash or common shares after five years, if the common shares of Lexington exceed $14.00 per share. The transaction is subject to customary closing conditions, including approval by Lexington's shareholders and the Partnership's limited partners.

                           NET 1 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Partnership's financial statements are prepared on the accrual basis.

    The accompanying consolidated financial statements include the accounts of the Partnership, and its majority-owned subsidiary partnerships and corporations, after elimination of all material intercompany accounts, transactions and profits.

    Real estate assets are stated at cost less accumulated depreciation. If there is an event or change in circumstance that indicates an impairment in the value of a property has occurred, the Partnership's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of each such property over its remaining useful life, on an undiscounted basis, to the carrying amount of the property. If such carrying amounts are in excess of the estimated projected operating cash flows of the property, the Partnership would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. No such impairment loss has occurred.

    Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. The Partnership generally depreciates buildings over a 40-year period.

    In connection with the acquisition of properties, the Partnership capitalizes third party direct costs only. No internal costs (e.g. rent, salaries) are capitalized. Costs incurred for transactions that terminate are immediately expensed.

    The leases relating to the properties are operating leases. Rental revenue is recognized on a straight-line basis over the minimum lease terms. Rent receivable consists of the excess of rental revenues recognized on a straight-line basis over the rents collectible under the leases.

    Percentage rent is recognized on a cash basis. The percentage rent received for each of the years in the three-year period ended December 31, 2000 was $484, $447 and $446, respectively.

    Deferred expenses are costs in obtaining financing and are amortized using the straight-line method over the term of the loans.

    No provision for income taxes was made, as the liability for such taxes is that of the individual partners rather than the Partnership.

    Income per Unit amounts were calculated by using the weighted average number of Units outstanding for each year and allocating the income attributable for that year to the Limited Partners. The weighted average Units outstanding for each of the years in the three-year period ended December 31, 2000 was 30,772.

    The Partnership considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

                           NET 1 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


2.  CONTINUED

    The Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged at a current transaction between willing parties. The Partnership's cash, mortgages and notes payable, accounts payable and accrued liabilities are considered to be financial instruments, and except for certain mortgage notes payable, as described in note 5, their cost approximates fair value.

    The FASB issued Statement Standard No. 133 (Accounting for Derivative Instruments and Hedging Activities) which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Partnership does not expect the adoption of SFAS 133 on January 1, 2001 to have any impact on its financial position or results of operations since it has no derivatives.

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

    Certain amounts included in the prior year's financial statements have been reclassified to conform with the current year's presentation.

3.  THE PARTNERSHIP AGREEMENT

    Pursuant to the terms of the Partnership Agreement, the General Partner is liable for all general obligations of the Partnership to the extent not paid by the Partnership. The Limited Partners are not and will not be liable for the debts of the Partnership beyond their contributed capital.

    Distributable cash from operations, as defined in the Partnership Agreement, is generally to be distributed 98% to the Limited Partners and 2% to the General Partner until each Limited Partner has received total distributions of distributable cash from operations equal to an 11% cumulative non-compounded preferred return. Thereafter, such distributions are to be made 90% to the Limited Partners and 10% to the General Partner.

    Distributable cash from capital transactions, as defined, is generally to be distributed 99% to the Limited Partners and 1% to the General Partner until each Limited Partner has received total distributions of distributable cash from capital transactions equal to an 11% cumulative non-compounded preferred return plus a return of capital contributions. Thereafter, such distributions are to be made 85% to the Limited Partners and 15% to the General Partner. As of December 31, 2000, the Partnership has not made any distributions of proceeds from capital transactions.

                           NET 1 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


3.  CONTINUED

    Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at December 31, 2000 totaled $16,391 ($529.45 to $535.30 per Unit, per close). On January 30, 2001, the unpaid cumulative preferred return at December 31, 2000 was reduced by a cash distribution to the Limited Partners for the quarter ended December 31, 2000 totaling $385 ($12.51 per unit). The General Partner received a cash distribution of $8 on January 30, 2001.

    Cash distributions paid per unit of limited partnership interest for each of the years in the three-year period ended December 31, 2000 was $50.04.

    Taxable income as defined, before depreciation, generally is allocated in the same proportion as distributions of distributable cash or distributions of distributable cash from capital transactions (other than the portion of such proceeds constituting a return of capital). Depreciation and amortization expense, to the extent that it does not exceed income before depreciation for such year, shall be allocated in the same ratio as taxable income. Any excess of such depreciation deductions shall be allocated 98% to the Limited Partners and 2% to the General Partner.

    For financial statement reporting purposes, all items of income are allocated in the same proportion as distributions of distributable cash or distribution of distributable cash from capital transactions.

4.  INVESTMENTS IN REAL ESTATE

    Following is a detailed schedule of the Partnership's real estate and lease terms at December 31, 2000:

                                                                                         Lease          Net
                                                                         Annualized    Expiration     Rentable
    Date of                                                Acquisition      Base          Date         Square
    Acquisition       Tenant                 Location         Cost          Rent      (month/year)     Feet
    -----------       ------                 --------         ----          ----      ------------     ----

    07/18/88      Scandinavian US Swim
                    and Fitness, Inc.      Phoenix, AZ      $  5,860      $   755         06/08       36,556
    02/28/89      Greyhound Lines, Inc.    Stockton, CA        1,294          188         02/09       17,000
    08/22/94      Circuit City
                    Stores, Inc.           Lynchburg, VA         751           86         11/06        9,300
    11/27/95      Wal-Mart Stores, Inc.    Sumter, SC          3,850          328         01/08      103,377
    12/28/95      Wal-Mart Stores, Inc.    Gainesville, GA     2,960          218         01/09       89,199
    05/30/97      Wal-Mart Real Estate
                    Business Trust         Brownsville, TX     3,569          321         01/08       85,334
    09/27/99      Cymer, Inc.              San Diego, CA       8,802          778         01/10       65,755
    09/29/99      Bull HN Information
                    Systems, Inc.          Phoenix, AZ        12,285          984         10/05      137,058
    05/31/00      Corporate Express
                  Office Products, Inc.    Henderson, NC       7,902          712         01/14      196,946
                                                               -----        -----                    -------
                                                            $ 47,273      $ 4,370                    740,525
                                                              ======        =====                    =======

                           NET 1 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


4.  CONTINUED

    On June 30, 1999, the Partnership sold sixteen properties to a tenant, for net proceeds of $8,600. The Partnership realized a gain from the sale of $2,670.

    In December 1999, the Partnership sold two properties located in California, to unrelated parties for net proceeds of $1,698, which resulted in a gain of $701.

    The following unaudited pro forma operating information for the years ended December 31, 2000 and 1999, were prepared as if all acquisitions and dispositions were consummated as of January 1, 1999. The information provided do not purport to be indicative of what the operating results of the Partnership would have been had the acquisitions and dispositions been consummated on the date assumed. The pro forma amounts follow:

                                                            Unaudited Pro Forma
                                                          Year ended December 31,
                                                          -----------------------
                                                        2000                  1999
                                                        ----                  ----
    Revenues                                          $  5,267              $ 5,193
                                                         =====                =====
    Net Income                                        $  1,649              $ 1,963
                                                         =====                =====
    Income per Unit of
     limited partnership interest                 $50.18 to $53.92      $59.56 to $64.30
                                                  ================      ================

5.  MORTGAGES AND NOTES PAYABLE

    Following is a detailed schedule of the Partnership's long term debt as of December 31, 2000 and 1999:


                                                                                   Scheduled
                                                   Interest             Balloon  Debt Service
    Property Location          2000        1999      Rate    Maturity   Payment     in 2001
    -----------------          ----        ----      ----    --------   -------     -------

    Phoenix, AZ              $  5,348    $  5,527    8.12%     10/05   $   4,268   $   621
    Henderson, NC               4,645         -      7.39%     05/09       3,854       417
    San Diego, CA               4,498       4,569    7.50%     01/11       3,420       411
    Brownsville, TX             1,766       1,949    7.35%     01/08         -         321
    Sumter, SC                  1,531       1,670   10.38%     01/08         -         306
    Gainesville, GA (first)       551         688   13.00%     01/04         -         218
    Gainesville, GA (second)      721         669    7.50%     01/09         -         -
                               ------      ------    -----                ------     -----
                             $ 19,060    $ 15,072    8.02%             $  11,542   $ 2,294
                               ======      ======    =====                ======     =====

                           NET 1 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


5.  CONTINUED

    Required principal payments of the mortgages and notes payable for each of the succeeding five years are as follows:

                 Year ending December 31,
                 ------------------------

                           2001                             $     849
                           2002                                   930
                           2003                                 1,019
                           2004                                 1,047
                           2005                                 5,330

    The estimated fair value of the mortgages and notes payable at December 31, 2000 and 1999 are $19,254 and $16,530, respectively, and are based on a valuation of these debts using market rates of interest of approximately 7.6% and 7.5% as of December 31, 2000 and 1999, respectively.

6.  UNSECURED NOTE

    The $1,200 note was issued to Lexington for the acquisition of the Phoenix Property in 1999. The note has a term of six years with interest accruing at 8% per annum, due and payable on September 30, 2005.

7.  LEASES

    Minimum future rental payments receivable under noncancelable operating leases for the properties as of December 31, 2000:

                 Year Ending December 31,
                 ------------------------

                           2001                           $   4,439
                           2002                               4,535
                           2003                               4,621
                           2004                               4,719
                           2005                               4,515
                        Thereafter                           15,405
                                                             ------
                                                          $  38,234
                                                             ======

    The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

                           NET 1 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


7.  CONTINUED

    Each of the following tenants/guarantors accounted for 10% or more of rental revenues shown for the years ended December 31:

               Tenants/Guarantors                                  2000     1999     1998
               ------------------                                  ----     ----     ----

           Wal-Mart Stores, Inc. (*)                                28%      38%      38%
           Bull HN Information Systems, Inc./BULL                   22%       -        -
           Cymer, Inc.                                              18%       -        -
           Bally Total Fitness Holding Corporation                  16%      22%      24%
           Corporate Express Office Products, Inc./Buhrmann N.V.    10%       -        -
           AutoZone, Inc. (**)                                       -       12%      24%
           Greyhound Lines, Inc. (***)                               -       11%      11%

           (*) Consists of three retail stores located in Gainesville, Georgia, Sumter, South Carolina and Brownsville, Texas.
           (**) Consisted of 16 retail stores located as follows: two in Alabama, two in Florida, one in Georgia, five in New Mexico, and six in Texas, and were sold on June 30, 1999.
           (***) Consisted of three bus terminals located in California, two of which were sold in December of 1999.

    Each of the tenants/guarantors which represented 10% or greater of rental revenue in 2000, is a publicly traded company, either in the United States or Europe. Summarized financial information of each of these entities is as follows:

                                                                             December 31,
                                                                                 2000
                                                                                 ----
           Cymer, Inc.:
           ------------
           Total Assets                                                      $    533,174
           Total Liabilities                                                      320,206
           Total Stockholders' Equity                                             212,968
           Total Revenues                                                         367,460
           Net Income                                                              63,772

           Bally Total Fitness Holding Corporation:
           ----------------------------------------
           Total Assets                                                      $  1,560,624
           Total Liabilities                                                    1,262,782
           Total Stockholders' Equity                                             297,842
           Total Revenues                                                       1,007,148
           Net Income                                                              78,610


                                                                              January 31,
                                                                                 2000
                                                                             ------------
           Wal-Mart Stores, Inc.:
           ----------------------
           Total Assets                                                      $ 70,349,000
           Total Liabilities                                                   44,515,000
           Total Stockholders' Equity                                          25,834,000
           Total Revenues                                                     166,809,000
           Net Income                                                           5,377,000

                           NET 1 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


7.  CONTINUED

                                                                             December 31,
                                                                                 1999
                                                                                 ----
           Bull HN Information Systems, Inc./BULL:
           ---------------------------------------
           Total Assets                                                       $ 2,755,827
           Total Liabilities                                                    2,429,523
           Total Stockholders' Equity                                             326,304
           Total Revenues                                                       4,183,129
           Net Loss                                                              (319,645)

           Corporate Express Office Products, Inc./Buhrmann N.V.:
           ------------------------------------------------------
           Total Assets                                                       $ 6,113,208
           Total Liabilities                                                    4,463,929
           Total Stockholders' Equity                                           1,649,279
           Total Revenues                                                       6,475,028
           Net Income                                                              92,120

8.  RELATED PARTIES

    The General Partner has granted Lexington, an option exercisable at any time, to acquire the general partnership interest. Under the terms of the option, Lexington, subject to the approval of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with Lexington retaining the option of paying such fair market value in securities of Lexington, limited partnership Units in controlled subsidiaries, cash or a combination thereof.

    On November 13, 2000, the Partnership entered into the Agreement with Lexington. The Agreement has been adopted and approved by the General Partner and Lexington's Board of Trustees. As currently proposed, Lexington would issue $29,500 in securities (and assume existing mortgage debt) to acquire the Partnership, no less than 50% of the consideration would be in 8.5% convertible subordinated debentures due 2009 and 50% in Lexington common shares at a price not less than $11.00 per share and no greater than $13.00 per share. Limited Partners would have the option of selecting greater than 50% of their consideration in the convertible subordinated debentures. The convertible subordinated debentures would be convertible after four years into Lexington common shares, at a price of $14.00 per share and redeemable by Lexington with cash or common shares after five years, if the common shares of Lexington exceed $14.00 per share. The transaction is subject to customary closing conditions, including approval by Lexington's shareholders and the Partnership's limited partners.

                           NET 1 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


8.  CONTINUED

    In 1999, the San Diego Property and the Phoenix Property were purchased from, and the $1,200 unsecured note was issued to, Lexington. In 2000, the Henderson Property was purchased from Lexington.

    Lexington is reimbursed by the Partnership for various administrative services performed. For the years ended December 31, 2000, 1999 and 1998, such reimbursements totaled $173, $198 and $153, respectively.

    Leased Properties Management, Inc., which was purchased by a subsidiary of Lexington on June 23, 2000, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the years ended December 31, 2000, 1999 and 1998, management fees which are included in general and administrative expenses totaled $46, $33 and $32, respectively.

    Affiliates of the General Partner received acquisition fees of $88 for the year ended December 31, 1999.

9.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    Cash paid for interest for each of the years in the three-year period ended December 31, 2000 was $1,580, $728 and $512, respectively.

    On May 31, 2000, the Partnership acquired a property located in Henderson, North Carolina with a purchase price of $7,750. The Partnership capitalized $152 of expenses and assumed $4,683 of mortgage financing in connection with the acquisition.

    On September 27, 1999, the Partnership acquired a property located in San Diego, California with a purchase price of $8,605. The Partnership capitalized $197 of expenses and assumed $4,592 of mortgage financing in connection with the acquisition.

    On September 29, 1999, the Partnership acquired a property located in Phoenix, Arizona with a purchase price of $11,390. Security deposit of $1,007, debt service impounds of $347 and capitalized expenses of $235 were included in the purchase price. The Partnership assumed $5,569 of mortgage financing and issued a $1,200 unsecured note in connection with this acquisition.

                           NET 1 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


10. UNAUDITED QUARTERLY FINANCIAL DATA

                                                        Three Months Ended
                                        --------------------------------------------------
                                               March 31,                    June 30,
                                        ----------------------       ---------------------
                                          2000          1999          2000           1999
                                        -------       --------       -------       -------

    Revenues                            $ 1,481       $  1,147       $ 1,083       $   721
    Net income                          $   844       $    788       $   363       $ 3,063

    Net income per Unit
     of limited partnership interest    $ 25.61       $  23.85       $ 11.05       $ 92.80
                                        =======       ========       =======       =======
                                        $ 27.62       $  25.85       $ 11.87       $100.41
                                        =======       ========       =======       =======

                                                        Three Months Ended
                                        --------------------------------------------------
                                             September 30,                December 31,
                                        ----------------------       ---------------------
                                          2000          1999          2000           1999
                                        -------       --------       -------       -------

    Revenues                            $ 1,199       $    605       $ 1,174       $ 1,071
    Net income                          $   212       $    297       $   125       $ 1,038

    Net income per Unit
     of limited partnership interest    $  6.49       $   9.10       $  3.81       $ 31.59
     (range)                            =======       ========       =======       =======
                                        $  6.95       $   9.69       $  4.05       $ 33.93
                                        =======       ========       =======       =======

    The sum of the quarterly net income per Unit may not equal the full year amounts because the amounts for the quarters and full year were computed independently for each period.

                                                                    Schedule III

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS
                    Real Estate and Accumulated Depreciation
                        December 31, 2000, 1999 and 1998
                 Initial cost to Partnership and gross amount at
                       which carried at end of period (A)
                                 (In thousands)


                                                                                                Accumulated
    Description                  Encumbrances (B)        Land      Buildings    Total (C)    Depreciation (D)
    -----------                  ----------------        ----      ---------    ---------    ----------------

Retail, Phoenix, AZ                $    -            $  1,117    $   4,743     $  5,860        $   1,477
Retail, Stockton, California            -                 540          754        1,294              233
Retail, Lynchburg, Virginia             -                 300          451          751               72
Retail, Sumter, South Carolina         1,531              850        3,000        3,850              384
Retail, Gainesville, Georgia           1,272              802        2,158        2,960              272
Retail, Brownsville, Texas             1,766              380        3,189        3,569              289
Office, San Diego, California          4,498              905        7,897        8,802              248
Office, Phoenix, Arizona               5,348            1,865       10,420       12,285              327
Industrial, Henderson,
   North Carolina                      4,645              285        7,617        7,902              119
                                     -------           ------      -------      -------           ------
                                   $  19,060         $  7,044    $  40,229     $ 47,273        $   3,421
                                      ======            =====       ======       ======            =====

                                                                           Life on which
                                                                       depreciation in latest
                                                            Date of      income statements
    Description                         Acquired         Construction       is computed
    -----------                         --------         ------------       -----------


Retail, Phoenix, AZ                   July 18, 1988          1988            40 years
Retail, Stockton, California        February 28, 1989        1968            40 years
Retail, Lynchburg, Virginia          August 22, 1994         1986            40 years
Retail, Sumter, South Carolina      November 27, 1995        1983            40 years
Retail, Gainesville, Georgia        December 28, 1995        1984            40 years
Retail, Brownsville, Texas            May 30, 1997           1985            40 years
Office, San Diego, California      September 27, 1999        1989            40 years
Office, Phoenix, Arizona           September 29, 1999      1985/1994         40 years
Industrial, Henderson,
   North Carolina                     May 31, 2000           1998            40 years


                                                                       Continued

                                                                    Schedule III

                    NET 1 L.P. AND CONSOLIDATED PARTNERSHIPS
                    Real Estate and Accumulated Depreciation
                        December 31, 2000, 1999 and 1998
                 Initial cost to Partnership and gross amount at
                       which carried at end of period (A)
                                 (In thousands)



Continued


- -----------------------
(A) The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. The total cost basis of the Partnership's properties at December 31, 2000 for Federal income tax purposes was approximately $36,415.

(B) See note 5 of Notes to Consolidated Financial Statements - Mortgages and Notes Payable.

(C) Reconciliation of real estate owned:

                                                    2000           1999          1998
                                                    ----           ----          ----

          Balance at beginning of year           $  38,711     $  26,440      $  26,440
          Additions during the year                  8,562        20,427             -
          Sale of properties                            -         (8,156)            -
                                                    ------        ------         ------
          Balance at end of year                 $  47,273     $  38,711      $  26,440
                                                    ======        ======         ======

(D) Reconciliation of accumulated depreciation:

          Balance at beginning of year           $   2,483     $   3,211      $   2,735
          Sale of properties                          -           (1,238)          -
          Depreciation expense                         938           510            476
                                                    ------        ------         ------
          Balance at end of year                 $   3,421     $   2,483      $   3,211
                                                     =====         =====          =====

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

The directors and executive officers of Lepercq Net 1 Inc. are as follows:

                Name                                  Position
                ----                                  --------

           E. Robert Roskind                   President and Secretary
           Robert N. Albert                    Vice President, Treasurer and Assistant Secretary
           Denise E. DeBaun                    Vice President and Assistant Secretary
           Dianne R. Smith                     Vice President and Assistant Secretary
           Lisette Almedina                    Assistant Secretary

Certain biographical information relating to the directors and executive officers of Lepercq Net 1 Inc. is set forth below:

E. Robert Roskind, age 56, has been associated with The LCP Group, L.P., a real estate advisory firm, since 1973 and has been Chairman of The LCP Group, L.P. since September 1976. He also serves as Chairman of the Board and Co-Chief Executive Officer of Lexington. Mr. Roskind is a graduate of the University of Pennsylvania and Columbia Law School, and has been a member of the New York Bar since 1970. Mr. Roskind is a director of Clarion CMBS Value Fund, Inc.

Robert N. Albert, age 50, has been employed by The LCP Group, L.P. since 1997. He owned a retail furniture and antiques business for twenty-five years, prior to joining The LCP Group, L.P. He is a graduate of the University of Louisville, where he received his bachelor's degree in Business Management.

Denise E. DeBaun, age 50, was associated with The LCP Group, L.P. from 1981 to 1997. She was a member of the marketing department from 1986 to 1990. Since 1997, she has served as an Executive Assistant of Lexington. Ms. DeBaun is a graduate of Hunter College of the City University of New York.

Dianne R. Smith, age 54, has been associated with The LCP Group, L.P. since 1988 as its paralegal. Ms. Smith also serves as the Paralegal to Lexington. Ms. Smith is a graduate of New York University where she received her Paralegal degree.

Lisette Almedina, age 32, has been associated with The LCP Group, L.P. since 1997 as its office manager. Ms. Almedina worked as an office manager in a retail furniture and antiques business for three years, prior to joining The LCP Group, L.P. Ms. Almedina is a graduate of Pace University.

ITEM 11. EXECUTIVE COMPENSATION

The General Partner is entitled to receive a share of cash distributions when and as cash distributions are made to the Limited Partners, and a share of taxable income or loss. Cash distributions of $31,000 were made to the General Partner in 2000.

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

    (b) None of the directors and executive officers of Lepercq Net 1 Inc. owns any Units as of December 31, 2000.

    (c) Lexington Corporate Properties Trust, whose chairman and Co-chief Executive Officer, is an officer and a shareholder of the General Partner, owns 149 Units as of December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner has granted Lexington, an option exercisable at any time, to acquire the general partnership interest. Under the terms of the option, Lexington, subject to the approval of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with Lexington retaining the option of paying such fair market value in securities of Lexington, limited partnership Units in controlled subsidiaries, cash or a combination thereof.

On November 13, 2000, the Partnership entered into an Agreement and Plan of Merger ("Agreement") with Lexington. The Agreement has been adopted and approved by the General Partner and Lexington's Board of Trustees. As currently proposed, Lexington would issue $29.5 million in securities (and assume existing mortgage debt) to acquire the Partnership, no less than 50% of the consideration would be in 8.5% convertible subordinated debentures due 2009 and 50% in Lexington common shares at a price not less than $11.00 per share and no greater than $13.00 per share. Limited Partners would have the option of selecting greater than 50% of their consideration in the convertible subordinated debentures. The convertible subordinated debentures would be convertible after four years into Lexington common shares, at a price of $14.00 per share and redeemable by Lexington with cash or common shares after five years, if the common shares of Lexington exceed $14.00 per share. The transaction is subject to customary closing conditions, including approval by Lexington's shareholders and the Partnership's limited partners.

The Partnership reimburses the General Partner or its affiliates for expenses incurred and may pay interest on loans made in connection with acquisitions.

In 1999, the San Diego Property and the Phoenix Property were purchased from, and the $1,200 unsecured note was issued to, Lexington. In 2000, the Henderson Property was purchased from Lexington.

Lexington is reimbursed by the Partnership for various administrative services performed. For the years ended December 31, 2000, 1999 and 1998, such reimbursements totaled $173,000, $198,000 and $153,000, respectively.

Leased Properties Management, Inc., which was purchased by a subsidiary of Lexington on June 23, 2000, is entitled to receive a fee for managing the Partnership's Properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the years ended December 31, 2000, 1999, and 1998, management fees which are included in general and administrative expenses totaled $46,000, $33,000 and $32,000, respectively.

RWR Properties, Inc., an affiliate of an officer and a shareholder of the General Partner, received acquisition fees of $78,000 and $200,000 for the years ended December 31, 2000 and 1999, respectively.

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

                 Net 1 Phoenix, L.L.C., an Arizona limited liability company.

                 Net 1 Henderson L.L.C., a North Carolina limited liability company.

    (b) Reports on Form 8-K filed during the fourth quarter of 2000.
        None.

    (c) Exhibits. See (a)3 above.
        Exhibit No. 27Financial Data Schedule

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


NET 1 L.P.

By:   Lepercq Net 1 L.P.,
      its general partner

By:   Lepercq Net 1 Inc.,
      its general partner



By:   /s/ E. Robert Roskind                    By:   /s/ Brenda Lubrin
      ------------------------------                 ---------------------------------------
      President                                      Assistant Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

             Signatures                                            Title
      ------------------------------           ---------------------------------------------


      /s/ E. Robert Roskind                    President and Secretary
      ------------------------------
      E. Robert Roskind

      /s/ Robert N. Albert                     Vice President, Treasurer and Assistant Secretary
      ------------------------------
      Robert N. Albert

      /s/ Denise E. DeBaun                     Vice President and Assistant Secretary
      ------------------------------
      Denise E. DeBaun

      /s/ Dianne R. Smith                      Vice President and Assistant Secretary
      ------------------------------
      Dianne R. Smith

      /s/ Lisette Almedina                     Assistant Secretary
      ------------------------------
      Lisette Almedina


Date:
      ------------------------------