Form 10-Q
period 2001-03-31
NET 1 L P
filed 2001-05-14
CIK 821129

                         NET 1 L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Unaudited and dollars in thousands, except per Unit amounts)


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the period ended March 31, 2001

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the Transition period from ______________ to ______________
         Commission File Number 000-22596
                                ---------


                                  NET 1 L.P.
          ---------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                   Delaware                                 13-3421566
 --------------------------------------------      ----------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification No.)


   c/o Lexington Corporate Properties Trust
             355 Lexington Avenue
                New York,  NY                                 10017
 --------------------------------------------      ----------------------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (212) 692-7200
                                                   ----------------------------

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

                       PART 1. - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                         NET 1 L.P. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per Unit amounts)

               March 31, 2001 (unaudited) and December 31, 2000


                            ASSETS                         2001               2000
                            ------                         ----               ----
Real estate, at cost                                   $    47,273        $    47,273
     Less: accumulated depreciation                          3,672              3,421
                                                           -------            -------
                                                            43,601             43,852

Cash and cash equivalents                                    1,278                782
Deferred expenses (net of accumulated amortization
     of $5 and $3 in 2001 and 2000, respectively)               45                 47
Rent receivable                                                777                722
Other assets                                                   825                952
                                                           -------            -------

                                                       $    46,526        $    46,355
                                                            ======             ======



               LIABILITIES AND PARTNERS' CAPITAL
               ---------------------------------

Mortgages and notes payable                            $    18,867        $    19,060
Unsecured note                                               1,353              1,326
Accrued interest payable                                        88                 89
Accounts payable and other liabilities                       2,047              2,258
                                                           -------            -------
                                                            22,355             22,733
                                                            ------             ------

Partners' capital (deficit):
General Partner                                                (87)               (97)
Limited Partners ($1,000 per Unit, 50,000 Units
  authorized, 30,772 Units issued and outstanding)          24,258             23,719
                                                            ------             ------
     Total partners' capital                                24,171             23,622
                                                            ------             ------

                                                       $    46,526        $    46,355
                                                            ======             ======


    See accompanying notes to unaudited consolidated financial statements.

                         NET 1 L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per Unit amounts)

                  Three Months Ended March 31, 2001 and 2000
                                 (Unaudited)


                                                  2001             2000
                                                  ----             ----
Revenues:
     Rental                                    $   1,706         $  1,440
     Interest and other                               18               41
                                                 -------          -------
                                                   1,724            1,481
                                                   -----            -----
Expenses:
     Interest                                        407              334
     Depreciation and amortization                   253              200
     General and administrative                      121              103
                                                     ---              ---
                                                     781              637
                                                     ---              ---

Net income                                     $     943         $    844
                                                     ===              ===



Net income per Unit of limited
     partnership interest (*)                   $28.73 to        $25.61 to
                                                =========        =========
                                                  $30.84           $27.62
                                                  ======           ======

             (*) Amounts allocated to unit holders vary depending
                    on the dates they became unit holders.



    See accompanying notes to unaudited consolidated financial statements.

                         NET 1 L.P. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                  Three Months Ended March 31, 2001 and 2000
                                 (Unaudited)


                                                           2001             2000
                                                           ----             ----
Net cash provided by operating activities:             $   1,083         $    453
                                                           -----              ---

Cash flows from investing activities:
     Increase in restricted cash                             -                (13)
                                                         -------              ---

Cash flows from financing activities:
     Principal payments on mortgage notes                   (193)            (158)
     Cash distributions to partners                         (394)            (394)
                                                            ----             ----
     Net cash used in financing activities                  (587)            (552)
                                                            ----             ----

Increase (decrease) in cash and cash equivalents             496             (112)
Cash and cash equivalents at beginning of period             782            1,951
                                                          ------            -----
Cash and cash equivalents at end of period             $   1,278         $  1,839
                                                           =====            =====



    See accompanying notes to unaudited consolidated financial statements.

                         NET 1 L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Unaudited and dollars in thousands, except per Unit amounts)

                                March 31, 2001


1.       The Partnership and Basis of Presentation

         Net 1 L.P. (the "Partnership") was formed as a limited partnership on August 25, 1987 under the laws of the State of Delaware to invest in net leased real estate properties or interests therein. As of March 31, 2001, the Partnership had owned interests in nine properties.

         As of March 31, 2001, the Partnership has a total of 30,772 Units issued and outstanding held by 1,344 limited partners.

         The unaudited financial statements reflect all adjustments that are, in the opinion of the General Partner, necessary to present a fair statement of condition and the results for the interim period presented. For a more complete understanding of the Partnership's financial position and accounting policies, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

2.       Summary of Significant Accounting Policies

         Income per Unit amounts were calculated by using the weighted average number of Units outstanding for each period and allocating the income attributable for that period to the Limited Partners. The weighted average number of Units outstanding was 30,772 for all periods presented.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 (Accounting for Derivative Instruments and Hedging Activities) which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Partnership's adoption of SFAS 133 on January 1, 2001 had no impact on its financial position or results of operations since it has no derivatives.

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

                         NET 1 L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Unaudited and dollars in thousands, except per Unit amounts)

3.       The Partnership Agreement

         For financial statement reporting purposes all items of income are allocated in the same proportion as distributions of distributable cash.

         Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at March 31, 2001 totaled $16,853 ($544.44 to $550.29 per Unit, per close). On April 30, 2001, the unpaid cumulative preferred return was reduced by a cash distribution to the Limited Partners totaling $385 ($12.51 per Unit). The General Partner received a cash distribution of $8 on April 30, 2001.

4.       Leases

         The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

         Each of the following tenants/guarantors accounted for 10% or more of rental revenues shown for the quarter ended March 31, 2001:

                       Tenants/Guarantor
                       -----------------
                Wal-Mart Stores, Inc. (*)                                                   45%
                Bull HN Information Systems, Inc./BULL                                      15%
                Cymer, Inc.                                                                 13%
                Corporate Express Office Products, Inc./Buhrmann NV                         12%
                Bally Total Fitness Holding Corporation                                     11%

                (*) Consists of three retail stores located in Gainesville, Georgia, Sumter, South Carolina and Brownsville, Texas.

                         NET 1 L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Unaudited and dollars in thousands, except per Unit amounts)

4.       Continued

Each of the tenants/guarantors which represented 10% or greater of rental revenue for the quarter ended March 31, 2001, is a United States publicly registered company, except for Bull HN Information Systems, Inc. and Corporate Express Office Products, Inc. Accordingly, each of these companies files periodic reports with the Securities and Exchange Commission which can be accessed at www.sec.com. Summarized financial information as of December 31, 2000 for Bull HN Information Systems, Inc. and Corporate Express Office Products, Inc. follows:

Bull HN Information Systems, Inc./BULL:
--------------------------------------
Current assets                                            $ 1,359,852
Non-current assets                                            539,994
Current liabilities                                         1,227,096
Non-current liabilities                                       595,608
Redeemable preferred stock                                         --
Minority interest                                               6,279

Net sales                                                 $ 2,909,868
Gross profit                                                  684,411
Income (loss)-continuing operations                           (92,931)
Net income (loss)                                            (217,971)


Corporate Express Office Products, Inc./Buhrmann NV:
----------------------------------------------------      $ 2,787,876
Current assets                                              2,969,070
Non-current assets                                          1,864,863
Current liabilites                                          2,199,444
Non-current liabilities                                            --
Redeemable preferred stock                                     28,704
Minority interest
                                                          $ 8,613,891
Net sales                                                   2,099,877
Gross profit                                                  189,267
Income (loss)-continuing operations                           198,237
Net income (loss)

                         NET 1 L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Unaudited and dollars in thousands, except per Unit amounts)

5.       Related Party Transactions

         The General Partner has granted Lexington Corporate Properties Trust ("Lexington"), whose chairman and Co-Chief Executive Officer is an officer and a shareholder of the General Partner, an option exercisable at any time, to acquire the general partnership interest. Under the terms of the option, Lexington, subject to the approval of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interest at its fair market value based upon a formula relating to partnership cash flows, with Lexington retaining the option of paying such market value in securities of Lexington, limited partnership Units in controlled subsidiaries, cash or a combination thereof.

         On November 13, 2000, the Partnership entered into an Agreement and Plan of Merger ("Agreement") with Lexington. The Agreement has been adopted and approved by the General Partner and Lexington's Board of Trustees. As currently proposed, Lexington would issue $29,500 in securities (and assume existing mortgage debt) to acquire the Partnership, no less than 50% of the consideration would be in 8.5% convertible subordinated debentures due 2009 and 50% in Lexington common shares at a price not less than $11.00 per share and no greater than $13.00 per share. Limited Partners would have the option of selecting greater than 50% of their consideration in the convertible subordinated debentures. The convertible subordinated debentures would be convertible after four years into common shares, at a price of $14.00 per share and redeemable by Lexington with cash or common shares after five years, if the common shares of Lexington exceed $14.00 per share. The transaction is subject to customary conditions, including approval by Lexington's shareholders and the Partnership's limited partners.

         Leased Properties Management Inc., which was purchased on June 23, 2000, by a subsidiary of Lexington, is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the three months ended March 31, 2001 and 2000, property management fees of $17 and $14 were incurred.

         Lexington is reimbursed by the Partnership for various administrative services performed. For the three months ended March 31, 2001 and 2000 such reimbursements totaled $74 and $61, respectively.

6.       Supplemental Disclosure of Cash Flow Information

         Cash paid for interest for each of the three-month periods ended March 31, 2001 and 2000 was $406 and $311, respectively.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership attempts to maintain a working capital cash reserve in an amount equal to 3% of the gross proceeds of the offering, which is anticipated to be sufficient to satisfy short and long-term liquidity requirements. Liquidity of the Partnership could be adversely affected by unanticipated costs, lessees experiencing financial difficulties, and greater than anticipated operating expenses. To the extent that such working capital reserves are insufficient to satisfy the cash requirements of the Partnership, additional funds may be obtained through short-term or permanent loans or by reducing distributions to limited partners.

The unpaid cumulative preferred return at March 31, 2001 totaled $16.853 million ($544.44 to $550.29 per Unit, per close), and was reduced by $385,000 ($12.51 per Unit) with the distribution paid in April 2001.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

Net cash used in financing activities for each of the three-month periods ended March 31, 2001 and 2000 totaled $587,000 and $552,000, respectively. Cash used in financing activities was primarily attributable to cash distributions to partners and debt service payments.

On November 13, 2000, the Partnership entered into the Agreement with Lexington. The Agreement has been adopted and approved by the General Partner and Lexington's Board of Trustees. As currently proposed, Lexington would issue $29.5 million in securities (and assume existing mortgage debt) to acquire the Partnership, no less than 50% of the consideration would be in 8.5% convertible subordinated debentures due 2009 and 50% in Lexington common shares at a price not less than $11.00 per share and no greater than $13.00 per share. Limited Partners would have the option of selecting greater than 50% of their consideration in the convertible subordinated debentures. The convertible subordinated debentures would be convertible after four years into common shares, at a price of $14.00 per share and redeemable by Lexington with cash or common shares after five years, if the common shares of Lexington exceed $14.00 per share. The transaction is subject to customary conditions, including approval by Lexington's shareholders and the Partnership's limited partners.

Results of Operations (in thousands):

                                    Three Months Ended
                                        March 31,                Increase
                                                                 --------
                                     2001           2000        (Decrease)
                                     ----           ----        ----------
Total revenues                    $  1,724      $   1,481        $    243
                                     -----          -----             ---

Total expenses:
 Interest                              407            334              73
 Depreciation and amortization         253            200              53
 General and administrative            121            103              18
                                       ---            ---            ----
                                       781            637             144
                                       ---            ---             ---
Net income                        $    943      $     844        $     99
                                       ===            ===            ====

The increase in revenues, interest and depreciation for the three months ended March 31, 2001 are primarily attributed to a full quarter of the operations of the real property investments acquired in May 2000.

Total revenues also increased due to percentage rent received. Interest income included in total revenues decreased, due to interests received on an escrow account that was subsequently closed in the second quarter of 2000.

General and administrative expenses did not materially change for the three months ended March 31, 2001, compared to the March 31, 2000 period.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 (Accounting for Derivative Instruments and Hedging Activities) which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Partnership's adoption of SFAS 133 on January 1, 2001 had no impact on its financial position or results of operations since it has no derivatives.

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

ITEM 2.  Changes in Securities - not applicable.

ITEM 3.  Defaults under the Senior Securities - not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.  Other Information - not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.
                  Exhibit No.               Exhibit
                  -----------               -------
                           27               None.

         (b) Reports on Form 8-K filed during the first quarter ended March 31, 2001.

                  Form 8-K filed on March 9, 2001, provided press release information regarding the Partnership to be acquired by Lexington Corporate Properties Trust.

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

                                         NET 1 L.P.

                                         By:    Lepercq Net 1 L.P.
                                                its general partner

                                         By:    Lepercq Net 1 Inc.
                                                its general partner


Date:          May 14, 2001              By:    /s/ E. Robert Roskind
         ------------------------               -------------------------------
                                                E. Robert Roskind
                                                President