Form 10-K405/A
period 2000-12-31
NET 1 L P
filed 2001-06-15
CIK 821129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A-1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED   December 31, 2000
                                             ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM          TO
                                            --------    -------

                        COMMISSION FILE NUMBER 000-22596


                                   NET 1 L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                        13-3421566
----------------------------------------                  ----------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)

c/o Lexington Corporate Properties Trust
          355 Lexington Avenue
              New York,  NY                                        10017
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code              (212) 692-7200
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    . No  X .
                                       ---     ---


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

                                      None.


Introductory Note:    This amendment is being filed for the sole purpose of
correcting the inadvertent omission of the conformed signature of the Registrant's accountants, KPMG LLP, from the Independent Auditors' Report which is included in Item 8 of the Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           NET 1 L.P. AND SUBSIDIARIES


                                      INDEX


                                                                        Page
                                                                        ----
Independent Auditors' Report                                              4

Consolidated Balance Sheets at December 31, 2000 and 1999                 5

Consolidated Statements of Income for the years ended
 December 31, 2000, 1999 and 1998                                         6

Consolidated Statements of Changes in Partners' Capital (Deficit)
 for the years ended December 31, 2000, 1999 and 1998                     7

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998                                          8

Notes to Consolidated Financial Statements                             9 - 18


Consolidated Financial Statement Schedule

Real Estate and Accumulated Depreciation Schedule III                 19 - 20

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





/s/ KPMG LLP


March 9, 2001

                          NET 1 L.P. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  DECEMBER 31,



                                                            2000          1999
                                                          --------      --------
                                 ASSETS

Real estate, at cost:
    Buildings                                             $ 40,229      $ 31,952
    Land                                                     7,044         6,759
                                                          --------      --------
                                                            47,273        38,711
    Less: accumulated depreciation                           3,421         2,483
                                                          --------      --------
                                                            43,852        36,228

Cash and cash equivalents                                      782         1,951
Restricted cash                                                 --         1,710
Deferred expenses, net of accumulated
   amortization of $3 in 2000                                   47            --
Rent receivable                                                722           504
Other assets                                                   952           528
                                                          --------      --------

                                                          $ 46,355      $ 40,921
                                                          ========      ========

                    LIABILITIES AND PARTNERS' CAPITAL

Mortgages and notes payable                               $ 19,060      $ 15,072
Unsecured note                                               1,326         1,224
Accrued interest payable                                        89            64
Accounts payable and other liabilities                       2,258           912
                                                          --------      --------
                                                            22,733        17,272
                                                          --------      --------

Partners' capital (deficit):
    General Partner                                            (97)          (96)
    Limited Partners ($1,000 per Unit,
      50,000 Units authorized, 30,772 Units
      issued and outstanding)                               23,719        23,745
                                                          --------      --------
                                                            23,622        23,649
                                                          --------      --------

                                                          $ 46,355      $ 40,921
                                                          ========      ========


          See accompanying notes to consolidated financial statements.

                           NET 1 L.P. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                            YEARS ENDED DECEMBER 31,


                                              2000         1999         1998
                                             ------       ------       ------
Revenues:
   Rental                                    $4,774       $3,375       $3,265
   Interest and other                           163          169           82
                                             ------       ------       ------
                                              4,937        3,544        3,347
                                             ------       ------       ------

Expenses:
   Interest                                   1,605          764          510
   Depreciation and amortization                941          510          476
   General and administrative                   447          455          474
   Transaction expenses                         400           --           74
                                             ------       ------       ------
                                              3,393        1,729        1,534
                                             ------       ------       ------

Income before gain on sale of properties      1,544        1,815        1,813
   Gain on sale of properties, net               --        3,371           --
                                             ------       ------       ------

   Net income                                $1,544       $5,186       $1,813
                                             ======       ======       ======

Net income per Unit of limited
   partnership interest(*)                 $46.97 to    $157.34 to   $54.82 to
                                           =========    ==========   =========
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

                           NET 1 L.P. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                             (DOLLARS IN THOUSANDS)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                  General    Limited
                                                       Total      Partner    Partners
                                                       -----      -------    --------
Partners' capital (deficit) at December 31, 1997     $ 19,792     $ (174)    $ 19,966

Net income                                              1,813         36        1,777

Cash distributions                                     (1,571)       (31)      (1,540)
                                                     --------     ------     --------

Partners' capital (deficit) at December 31, 1998       20,034       (169)      20,203

Net income                                              5,186        104        5,082

Cash distributions                                     (1,571)       (31)      (1,540)
                                                     --------     ------     --------

Partners' capital (deficit) at December 31, 1999       23,649        (96)      23,745

Net income                                              1,544         31        1,513

Cash distributions                                     (1,571)       (32)      (1,539)
                                                     --------     ------     --------

Partners' capital (deficit) at December 31, 2000     $ 23,622     $  (97)    $ 23,719
                                                     ========     ======     ========


          See accompanying notes to consolidated financial statements.

                           NET 1 L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                            YEARS ENDED DECEMBER 31,



                                                          2000          1999         1998
                                                         -------      --------      -------
Cash flows from operating activities:
   Net income                                            $ 1,544      $  5,186      $ 1,813
                                                         -------      --------      -------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                           941           510          476
     Gain on sale of properties                               --        (3,371)          --
     Increase in rent receivable                            (218)          (49)         (55)
     (Increase) decrease in other assets                     (77)         (518)          84
     Increase (decrease) in accrued interest payable         127            60           (2)
     Increase (decrease) in accounts payable
     and other liabilities                                   339           784          (37)
                                                         -------      --------      -------
     Total adjustments                                     1,112        (2,584)         466
                                                         -------      --------      -------
   Net cash provided by operating activities               2,656         2,602        2,279
                                                         -------      --------      -------

Cash flows from investing activities:
   Acquisition of real estate                             (3,219)       (9,066)          --
   Decrease (increase) in restricted cash                  1,710        (1,710)          --
   Proceeds from sale of properties, net                      --        10,288           --
   Repayment of note receivable                               --           152           --
                                                         -------      --------      -------
   Net cash used in investing activities                  (1,509)         (336)          --
                                                         -------      --------      -------

Cash flows from financing activities:
   Principal payments on mortgage notes                     (695)         (432)        (332)
   Increase in deferred expenses                             (50)           --           --
   Cash distributions to partners                         (1,571)       (1,571)      (1,571)
                                                         -------      --------      -------
   Net cash used in financing activities                  (2,316)       (2,003)      (1,903)
                                                         -------      --------      -------

Change in cash and cash equivalents                       (1,169)          263          376
Cash and cash equivalents, at beginning of year            1,951         1,688        1,312
                                                         -------      --------      -------
Cash and cash equivalents, at end of year                $   782      $  1,951      $ 1,688
                                                         =======      ========      =======


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

4.   INVESTMENTS IN REAL ESTATE

     Following is a detailed schedule of the Partnership's real estate and lease terms at December 31, 2000:

                                                                                            Lease         Net
                                                                            Annualized    Expiration    Rentable
     Date of                                                  Acquisition      Base          Date        Square
     Acquisition         Tenant               Location            Cost         Rent      (month/year)     Feet
     -----------         ------               --------            ----         ----      ------------     ----
     07/18/88      Scandinavian US Swim
                    and Fitness, Inc.      Phoenix, AZ          $ 5,860      $   755        06/08         36,556
     02/28/89      Greyhound Lines, Inc.   Stockton, CA           1,294          188        02/09         17,000
     08/22/94      Circuit City
                    Stores, Inc.           Lynchburg, VA            751           86        11/06          9,300
     11/27/95      Wal-Mart Stores, Inc.   Sumter, SC             3,850          328        01/08        103,377
     12/28/95      Wal-Mart Stores, Inc.   Gainesville, GA        2,960          218        01/09         89,199
     05/30/97      Wal-Mart Real Estate
                    Business Trust         Brownsville, TX        3,569          321        01/08         85,334
     09/27/99      Cymer, Inc.             San Diego, CA          8,802          778        01/10         65,755
     09/29/99      Bull HN Information
                    Systems, Inc.          Phoenix, AZ           12,285          984        10/05        137,058
     05/31/00      Corporate Express
                    Office Products, Inc.  Henderson, NC          7,902          712        01/14        196,946
                                                                -------      -------                     -------
                                                                $47,273      $ 4,370                     740,525
                                                                =======      =======                     =======

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

                                                Unaudited Pro Forma
                                              Year ended December 31,
                                              -----------------------
                                              2000               1999
                                             ------             ------
     Revenues                                $5,267             $5,193
                                             ======             ======
     Net Income                              $1,649             $1,963
                                             ======             ======
     Income per Unit of
      limited partnership interest      $50.18 to $53.92   $59.56 to $64.30
                                        ================   ================

5.   MORTGAGES AND NOTES PAYABLE

     Following is a detailed schedule of the Partnership's long term debt as of December 31, 2000 and 1999:


                                                                                        Scheduled
                                                      Interest              Balloon   Debt Service
     Property Location              2000      1999      Rate     Maturity   Payment      in 2001
     -----------------              ----      ----      ----     --------   -------      -------
     Phoenix, AZ                  $ 5,348   $ 5,527     8.12%      10/05    $ 4,268      $   621
     Henderson, NC                  4,645        --     7.39%      05/09      3,854          417
     San Diego, CA                  4,498     4,569     7.50%      01/11      3,420          411
     Brownsville, TX                1,766     1,949     7.35%      01/08         --          321
     Sumter, SC                     1,531     1,670    10.38%      01/08         --          306
     Gainesville, GA (first)          551       688    13.00%      01/04         --          218
     Gainesville, GA (second)         721       669     7.50%      01/09         --           --
                                  -------   -------    -----                -------      -------
                                  $19,060   $15,072     8.02%               $11,542      $ 2,294
                                  =======   =======    =====                =======      =======

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

7.   LEASES

     Minimum future rental payments receivable under noncancelable operating leases for the properties as of December 31, 2000:

                   Year Ending December 31,
                   ------------------------
                             2001                         $ 4,439
                             2002                           4,535
                             2003                           4,621
                             2004                           4,719
                             2005                           4,515
                          Thereafter                       15,405
                                                          -------
                                                          $38,234
                                                          =======


     The leases are triple net leases requiring the lessees to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

                           NET 1 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


7.   CONTINUED

     Each of the following tenants/guarantors accounted for 10% or more of rental revenues shown for the years ended December 31:

               Tenants/Guarantors                                2000    1999    1998
               ------------------                                ----    ----    ----
         Wal-Mart Stores, Inc.(*)                                 28%     38%     38%
         Bull HN Information Systems, Inc./BULL                   22%     --      --
         Cymer, Inc.                                              18%     --      --
         Bally Total Fitness Holding Corporation                  16%     22%     24%
         Corporate Express Office Products, Inc./Buhrmann N.V.    10%     --      --
         AutoZone, Inc.(**)                                       --      12%     24%
         Greyhound Lines, Inc.(***)                               --      11%     11%

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

                                                                     January 31,
                                                                        2000
                                                                        ----
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

                           NET 1 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


7.   CONTINUED

                                                                    December 31,
                                                                        1999
                                                                        ----
         Bull HN Information Systems, Inc./BULL:
         ---------------------------------------
         Total Assets                                               $  2,237,183
         Total Liabilities                                             1,972,289
         Total Stockholders' Equity                                      264,894
         Total Revenues                                                3,395,869
         Net Loss                                                       (259,488)

         Corporate Express Office Products, Inc./Buhrmann N.V.:
         ------------------------------------------------------
         Total Assets                                               $  4,962,708
         Total Liabilities                                             3,623,822
         Total Stockholders' Equity                                    1,338,886
         Total Revenues                                                5,256,434
         Net Income                                                       74,783

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

                           NET 1 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


10.  UNAUDITED QUARTERLY FINANCIAL DATA

                                                       Three Months Ended
                                         ---------------------------------------------
                                               March 31,               June 30,
                                         ---------------------   ---------------------
                                           2000         1999       2000         1999
                                         ---------   ---------   ---------   ---------
     Revenues                            $   1,481   $   1,147   $   1,083   $     721
     Net income                          $     844   $     788   $     363   $   3,063

     Net income per Unit
      of limited partnership interest    $25.61 to   $23.85 to   $11.05 to   $92.80 to
                                         =========   =========   =========   =========
                                           $27.62      $25.85      $11.87     $100.41
                                           ======      ======      ======     =======

                                                        Three Months Ended
                                         ---------------------------------------------
                                             September 30,            December 31,
                                         ---------------------   ---------------------
                                           2000         1999       2000         1999
                                         ---------   ---------   ---------   ---------
     Revenues                            $   1,199   $     605   $   1,174   $   1,071
     Net income                          $     212   $     297   $     125   $   1,038

     Net income per Unit
      of limited partnership interest     $6.49 to    $9.10 to    $3.81 to   $31.59 to
                                          ========    ========    ========   =========
                                            $6.93       $9.67       $4.05      $33.93
                                            =====       =====       =====      ======

     The sum of the quarterly net income per Unit may not equal the full year amounts because the amounts for the quarters and full year were computed independently for each period.

                                                                    Schedule III
                           NET 1 L.P. AND SUBSIDIARIES
                    Real Estate and Accumulated Depreciation
                        December 31, 2000, 1999 and 1998
                  Initial cost to Partnership and gross amount
                      at which carried at end of period(A)
                                 (In thousands)



                                                                                       Accumulated
      Description                Encumbrances(B)     Land     Buildings   Total(C)   Depreciation(D)
      -----------                ---------------     ----     ---------   --------   ---------------
Retail, Phoenix, AZ                  $   --        $ 1,117     $ 4,743    $ 5,860        $ 1,477
Retail, Stockton, California             --            540         754      1,294            233
Retail, Lynchburg, Virginia              --            300         451        751             72
Retail, Sumter, South Carolina         1,531           850       3,000      3,850            384
Retail, Gainesville, Georgia           1,272           802       2,158      2,960            272
Retail, Brownsville, Texas             1,766           380       3,189      3,569            289
Office, San Diego, California          4,498           905       7,897      8,802            248
Office, Phoenix, Arizona               5,348         1,865      10,420     12,285            327
Industrial, Henderson,
   North Carolina                      4,645           285       7,617      7,902            119
                                     -------       -------     -------    -------        -------
                                     $19,060       $ 7,044     $40,229    $47,273        $ 3,421
                                     =======       =======     =======    =======        =======

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


                                                                       Continued

                                                                    Schedule III
                           NET 1 L.P. AND SUBSIDIARIES
                    Real Estate and Accumulated Depreciation
                        December 31, 2000, 1999 and 1998
                  Initial cost to Partnership and gross amount
                      at which carried at end of period(A)
                                 (In thousands)


Continued


---------------------
(A) The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. The total cost basis of the Partnership's properties at December 31, 2000 for Federal income tax purposes was approximately $36,415.

(B) See note 5 of Notes to Consolidated Financial Statements - Mortgages and Notes Payable.

(C)  Reconciliation of real estate owned:

                                                     2000        1999         1998
                                                   --------    --------     --------
             Balance at beginning of year          $ 38,711    $ 26,440     $ 26,440
             Additions during the year                8,562      20,427           --
             Sale of properties                          --      (8,156)          --
                                                   --------    --------     --------
             Balance at end of year                $ 47,273    $ 38,711     $ 26,440
                                                   ========    ========     ========

(D)  Reconciliation of accumulated depreciation:

             Balance at beginning of year          $  2,483    $  3,211     $  2,735
             Sale of properties                          --      (1,238)          --
             Depreciation expense                       938         510          476
                                                   --------    --------     --------
             Balance at end of year                $  3,421    $  2,483     $  3,211
                                                   ========    ========     ========

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Net 1 L.P.
                                         By:  Lepercq Net 1 L.P.,
                                              its general partner

                                         By:  Lepercq Net 1 Inc.,
                                              its general partner

Date:    June 15, 2001                   By:  /s/ E. Robert Roskind
      ---------------------------             ----------------------------
                                              President