Form 10-Q
period 2001-06-30
NET 1 L P
filed 2001-08-14
CIK 821129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition period from _________________ to ________________

         Commission File Number 000-22596


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

                           NET 1 L.P. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per Unit amounts)

                 June 30, 2001 (Unaudited) and December 31, 2000



                                                       June 30,     December 31,
                  Assets                                 2001          2000
                                                       --------      --------

Real estate, at cost                                   $ 47,273      $ 47,273
  Less: accumulated depreciation                          3,924         3,421
                                                       --------      --------
                                                         43,349        43,852

Cash and cash equivalents                                 1,045           782
Deferred expenses (net of accumulated amortization
  of $6 and $3 in 2001 and 2000, respectively)               44            47
Rent receivable                                             828           722
Other assets                                                649           952
                                                       --------      --------

                                                       $ 45,915      $ 46,355
                                                       ========      ========


     Liabilities and Partners' Capital

Mortgages and notes payable                            $ 18,659      $ 19,060
Unsecured note                                            1,380         1,326
Accrued interest payable                                     73            89
Accounts payable and other liabilities                    1,630         2,258
                                                       --------      --------
                                                         21,742        22,733

Partners' capital (deficit):
General Partner                                             (86)          (97)
Limited Partners ($1,000 per Unit, 50,000 Units
  authorized, 30,772 Units issued and outstanding)       24,259        23,719
                                                       --------      --------
   Total partners' capital                               24,173        23,622
                                                       --------      --------

                                                       $ 45,915      $ 46,355
                                                       ========      ========


     See accompanying notes to unaudited consolidated financial statements.

                           NET 1 L.P. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per Unit amounts)

                Three and Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)



                                         Three Months Ended         Six Months Ended
                                              June 30,                 June 30,
                                          2001         2000         2001         2000
                                        ------       ------       ------       ------
Revenues:
  Rental                                $1,157       $1,022       $2,863       $2,462
  Interest and other                        19           61           37          102
                                        ------       ------       ------       ------
                                         1,176        1,083        2,900        2,564
                                        ------       ------       ------       ------
Expenses:
  Interest expense                         403          416          810          750
  Depreciation and amortization            253          224          506          424
  General, administrative and other        126           80          247          183
                                        ------       ------       ------       ------

                                           782          720        1,563        1,357
                                        ------       ------       ------       ------

Net income                              $  394       $  363       $1,337       $1,207
                                        ======       ======       ======       ======

Net income per Unit of limited
  partnership interest (*)              $12.05 to    $11.05 to    $40.77 to    $36.67 to
                                        =========    =========    =========    =========
                                        $12.88       $11.87       $43.72       $39.49
                                        ======       ======       ======       ======


(*) Amounts allocated to unit holders vary depending on the dates they became unit holders.


     See accompanying notes to unaudited consolidated financial statements.

                           NET 1 L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)



                                                      2001         2000
                                                     -------      -------

Net cash provided by operating activities            $ 1,450      $ 1,464
                                                     -------      -------

Cash flows from investing activities:
  Investment in real estate                               --         (137)
                                                     -------      -------
  Net cash used in investing activities                   --         (137)
                                                     -------      -------

Cash flows from financing activities:
  Principal payments on mortgage notes                  (401)        (321)
  Increase in deferred expenses                           --          (50)
  Cash distributions to partners                        (786)        (786)
                                                     -------      -------
  Net cash used in financing activities               (1,187)      (1,157)
                                                     -------      -------

Change in cash and cash equivalents                      263          170
Cash and cash equivalents at beginning of period         782        1,951
                                                     -------      -------
Cash and cash equivalents at end of period           $ 1,045      $ 2,121
                                                     =======      =======


     See accompanying notes to unaudited consolidated financial statements.

                           NET 1 L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited and dollars in thousands, except per Unit amounts)


                                  June 30, 2001
                                   (Unaudited)



1.    The Partnership and Basis of Presentation

      Net 1 L.P. (the "Partnership") was formed as a limited partnership on August 25, 1987 under the laws of the State of Delaware to invest in net leased real estate properties or interests therein. As of June 30, 2001, the Partnership had owned interests in nine properties.

      As of June 30, 2001, the Partnership has a total of 30,772 Units issued and outstanding held by 1,341 limited partners.

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

      Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at June 30, 2001 totaled $17,314 ($559.43 to $565.28 per Unit, per close). On July 31, 2001, the unpaid cumulative preferred return was reduced by a cash distribution to the Limited Partners totaling $385 ($12.51 per Unit). The General Partner received a cash distribution of $8 in July 2001.

4.    Leases

      The leases are triple net leases requiring the leases to pay all taxes, insurance, maintenance, and all other similar charges and expenses relating to the properties and their use and occupancy.

      Each of the following tenants/guarantors accounted for 10% or more of rental revenues shown for the six months ended June 30, 2001 and 2000:


           Tenants/Guarantors                                     2001     2000
           ------------------                                    ------   ------
        Wal-Mart Stores, Inc. (*)                                  34%     37%
        Bull HN Information Systems, Inc./Bull                     18%     21%
        Cymer, Inc.                                                15%     18%
        Corporate Express Office Products, Inc./Buhrmann NV        14%      3%
        Bally Total Fitness Holding Corporation                    13%     15%

(*) Consists of three retail stores located in Gainesville, Georgia, Sumter, South Carolina and Brownsville, Texas

Each of the tenants/guarantors which represented 10% or greater of rental revenue for the six months ended June 30, 2001 and 2000, is a United States publicly registered company, except for Bull HN Information Systems, Inc. and Corporate Express Office Products, Inc. Accordingly, each of these companies files periodic reports with the Securities and Exchange Commission.

                           NET 1 L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited and dollars in thousands, except per Unit amounts)



4.  Continued

    Summarized financial information, as of and for the year ended December 31, 2000 for Bull HN Information Systems, Inc. and, as of and for the six months ended June 30, 2001 for Corporate Express Office Products, Inc., follows:

Bull HN Information Systems, Inc./BULL:

Current assets                                           $ 1,360,000
Non-current assets                                           540,000
Current liabilities                                        1,227,000
Non-current liabilities                                      589,000
Redeemable preferred stock                                        --
Minority interest                                              6,000

Net sales                                                $ 2,910,000
Gross profit                                                 684,000
Income (loss) - continuing operations                        (92,000)
Net income (loss)                                           (218,000)

Corporate Express Office Products, Inc./Buhrmann NV:

Current assets                                           $ 2,824,000
Non-current assets                                         3,538,000
Current liabilities                                        1,699,000
Non-current liabilities                                    2,391,000
Redeemable preferred stock                                        --
Minority interest                                             29,000

Net sales                                                $ 4,348,000
Gross profit                                                 998,000
Income - continuing operations                                37,000
Net income                                                    11,000

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

      On November 13, 2000, the Partnership entered into an Agreement and Plan of Merger ("Agreement") with Lexington. On July 20, 2001, the Partnership announced amended terms of the agreement with Lexington. Under the new proposal, Lexington would issue $29,500 in cash and securities, and would assume existing debt of the Partnership. The limited partners would receive 99% of the merger consideration, payable 50% in cash and 50% in Lexington's common shares issued at a value not less than $14.00 per share nor more than $16 per share. The General Partner would receive 1% of the merger consideration in operating partnership units that are convertible into common shares on a one-for-one basis after five years and that would receive the same dividend as holders of common shares receive. The transaction is subject to customary conditions, including approval by Lexington's shareholders and the Partnership's limited partners. As of June 30, 2001, Lexington owns 540 units.

      An affiliate of Lexington is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). For the three and six months ended June 30, 2001 and 2000, property management fees of $11 and $10, and $28 and $24, respectively, were incurred.

      Lexington is reimbursed by the Partnership for various administrative services performed. For the three and six months ended June 30, 2001 and 2000 such reimbursements totaled $47 and $17, and $121 and $77, respectively.

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

The unpaid cumulative preferred return at June 30, 2001 totaled $17.31 million ($559.43 to $565.28 per Unit, per close), and was reduced by $384,958 ($12.51 per Unit) with the distribution paid in July 2001.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

Net cash used in financing activities for each of the six-month periods ended June 30, 2001 and 2000 totaled $1.19 million and $1.16 million, respectively. Cash used in financing activities was primarily attributable to cash distributions to partners and debt service payments.

On November 13, 2000, the Partnership entered into the Agreement with Lexington. On July 20, 2001, the Partnership announced amended terms of the agreement with Lexington. Under the new proposal, Lexington would issue $29.5 million in cash and securities, and would assume existing debt of the Partnership. The limited partners would receive 99% of the merger consideration, payable 50% in cash and 50% in Lexington's common shares issued at a value not less than $14.00 per share nor more than $16 per share. The General Partner would receive 1% of the merger consideration in operating partnership units that are convertible into common shares on a one-for-one basis after five years and that would receive the same dividend as holders of common shares receive. The transaction is subject to customary conditions, including approval by Lexington's shareholders and the Partnership's limited partners. As of June 30, 2001, Lexington owns 540 units.

Results of Operations (in thousands)



                                    Three months            Six months
                                    ended June 30,         ended June 30,       Increase (Decrease)
                                    2001       2000       2001       2000    Three Months    Six Months
                                    ----       ----       ----       ----   -------------  -------------

Total revenues                     $1,176     $1,083     $2,900     $2,564     $   93         $  336
                                   ------     ------     ------     ------     ------         ------

Total expenses
 Interest                             403        416        810        750        (13)            60
 Depreciation and amortization        253        224        506        424         29             82
 General, administrative
  and other                           126         80        247        183         46             64
                                   ------     ------     ------     ------     ------         ------
                                      782        720      l,563      l,357         62            206
                                   ------     ------     ------     ------     ------         ------

Net income                         $  394     $  363     $1,337     $1,207     $   31         $  130
                                   ======     ======     ======     ======     ======         ======

Total revenues increased in the six months, due to percentage rent received in the first quarter of 2001.

Interest and depreciation expenses increased in the six months, primarily due to a full period of interest on the loan and regarding ownership of the Henderson, North Carolina property.

General and administrative expenses increased in the three and six months, primarily due to an increase in operating cash.


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

ITEM 3.     Defaults under the Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.     Other Information - not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits.
                  Exhibit No.             Exhibit

                                          None.

            (b) Reports on Form 8-K filed during the second quarter ended June 30, 2001.

                  Form 10-K405/A filed on June 15, 2001. The amendment was filed for the sole purpose of correcting the inadvertent omission of the conformed signature of the Registrant's accountants, KPMG LLP, from the Independent Auditors' Report that is included in
                  Item 8 of the Form 10-K.

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

                                                 NET 1 L.P.

                                             By:  Lepercq Net 1 L.P.
                                                  its general partner

                                             By:  Lepercq Net 1 Inc.
                                                  its general partner


Date:  August 14, 2001                     By:  /s/E. Robert Roskind
      ------------------------------              -------------------------
                                                  E. Robert Roskind
                                                  President