Form 10-Q
period 2001-09-30
NET 1 L P
filed 2001-11-14
CIK 821129

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from _________________ to ________________
     Commission File Number 000-22596


                                   NET 1 L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                      13-3421566
     ------------------------------                       ---------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

 c/o Lexington Corporate Properties Trust
         355 Lexington Avenue
              New York,  NY                                   10017
     ------------------------------                         ---------
 (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code        (212) 692-7200

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

                           NET 1 L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per Unit amounts)

              September 30, 2001 (Unaudited) and December 31, 2000


                  Assets                                 2001          2000
                                                       --------      --------
Real estate, at cost                                   $ 43,704      $ 47,273
   Less: accumulated depreciation                         3,826         3,421
                                                       --------      --------
                                                         39,878        43,852

Property held for sale, net                               2,764            --
Cash and cash equivalents                                   987           782
Deferred expenses (net of accumulated amortization
   of $7 and $3 in 2001 and 2000, respectively)              43            47
Rent receivable                                             873           722
Other assets                                                512           952
                                                       --------      --------

                                                       $ 45,057      $ 46,355
                                                       ========      ========


     Liabilities and Partners' Capital

Mortgages and note payable                             $ 18,472      $ 19,060
Unsecured note                                            1,407         1,326
Accrued interest payable                                     85            89
Accounts payable and other liabilities                    1,608         2,258
                                                       --------      --------
                                                         21,572        22,733

Partners' capital (deficit):
General Partner                                            (100)          (97)
Limited Partners ($1,000 per Unit, 50,000 Units
  authorized, 30,772 Units issued and outstanding)       23,585        23,719
                                                       --------      --------
   Total partners' capital                               23,485        23,622
                                                       --------      --------

                                                       $ 45,057      $ 46,355
                                                       ========      ========


     See accompanying notes to unaudited consolidated financial statements.

                           NET 1 L.P. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per Unit amounts)

             Three and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                        Three Months Ended       Nine Months Ended
                                           September 30,           September 30,
                                         2001        2000        2001        2000
                                        ------      ------      ------      ------
Revenues:
  Rental                                $1,157      $1,156      $4,020      $3,618
  Interest and other                        12          43          49         145
                                        ------      ------      ------      ------
                                         1,169       1,199       4,069       3,763
                                        ------      ------      ------      ------

Expenses:
  Interest expense                         400         442       1,210       1,192
  Depreciation and amortization            252         253         758         677
  General, administrative and other        106          92         353         275
  Transaction costs                        250         200         250         200
                                        ------      ------      ------      ------
                                         1,008         987       2,571       2,344
                                        ------      ------      ------      ------
Income before write-down of
  property held for sale                   161         212       1,498       1,419
Write-down of property held for sale      (456)         --        (456)         --
                                        ------      ------      ------      ------
Net income (loss)                       $ (295)     $  212      $1,042      $1,419
                                        ======      ======      ======      ======

Net income (loss) per Unit of
  limited partnership interest (*)      ($9.03) to   $6.49 to   $31.75 to   $43.15 to
                                       =========   ========   =========   =========
                                        ($9.71)      $6.93      $34.01      $46.42
                                         =====       =====      ======      ======

(*) Amounts allocated to unit holders vary depending on the dates they became unit holders.


     See accompanying notes to unaudited consolidated financial statements.

                           NET 1 L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                       2001         2000
                                                     --------     --------
Net cash provided by operating activities            $  1,972     $  1,905
                                                     --------     --------

Cash flows from investing activities:
  Investment in real estate, net of mortgage
   liabilities assumed and issued                          --       (3,219)
  Decrease in restricted cash                              --        1,710
  Proceeds from sale of properties, net                    --           --
                                                     --------     --------
  Net cash used in investing activities                    --       (1,509)
                                                     --------     --------

Cash flows from financing activities:
  Principal payments on mortgage notes                   (588)        (508)
  Increase in deferred expenses                            --          (50)
  Cash distributions to partners                       (1,179)      (1,179)
                                                     --------     --------
  Net cash used in financing activities                (1,767)      (1,737)
                                                     --------     --------

Change in cash and cash equivalents                       205       (1,341)
Cash and cash equivalents at beginning of period          782        1,951
                                                     --------     --------
Cash and cash equivalents at end of period           $    987     $    610
                                                     ========     ========


     See accompanying notes to unaudited consolidated financial statements.

                           NET 1 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited and dollars in thousands, except per Unit amounts)


                               September 30, 2001


1.    The Partnership and Basis of Presentation

      Net 1 L.P. (the "Partnership") was formed as a limited partnership on August 25, 1987 under the laws of the State of Delaware to invest in net leased real estate properties or interests therein. As of September 30, 2001, the Partnership had owned interests in nine properties.

      As of September 30, 2001, the Partnership has a total of 30,772 Units issued and outstanding held by 1,326 limited partners.

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

      Distributable cash attributed to a particular limited partner's Unit is calculated from the date of admission to the Partnership. The unpaid cumulative preferred return at September 30, 2001 totaled $17,775 ($574.42 to $580.27 per Unit, per close). On October 30, 2001, the unpaid cumulative preferred return was reduced by a cash distribution to the Limited Partners totaling $385 ($12.51 per Unit). The General Partner received a cash distribution of $8 in October 2001.

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

      Each of the following tenants/guarantors accounted for 10% or more of rental revenues shown for the nine months ended September 30, 2001 and 2000:


           Tenants/Guarantors                                    2001    2000
           ------------------                                    ----    ----
        Wal-Mart Stores, Inc. (*)                                 30%     31%
        Bull HN Information Systems, Inc./Bull                    20%     22%
        Cymer, Inc.                                               16%     18%
        Corporate Express Office Products, Inc./Buhrmann NV       15%      7%
        Bally Total Fitness Holding Corporation                   14%     16%

      (*) Consists of three retail stores located in Gainesville, Georgia, Sumter, South Carolina and Brownsville, Texas.

      Each of the tenants/guarantors which represented 10% or greater of rental revenue for the nine months ended September 30, 2001 and 2000, is a United States publicly registered company, except for Bull HN Information Systems, Inc. and Corporate Express Office Products, Inc. Accordingly, each of these companies files periodic reports with the Securities and Exchange Commission.

      Summarized financial information, as of and for the six months ended June 30, 2001 for Bull HN Information Systems, Inc. and Corporate Express Office Products, Inc., follows:

         Bull HN Information Systems, Inc./BULL:
         ---------------------------------------
         Current assets                                        $   926,000
         Non-current assets                                        662,000
         Current liabilities                                       957,000
         Non-current liabilities                                   564,000
         Minority interest                                           3,000

         Net sales                                             $ 1,080,000
         Gross profit                                              274,000
         Income (loss) - continuing operations                     (45,000)
         Net income (loss)                                         (25,000)

                           NET 1 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited and dollars in thousands, except per Unit amounts)


4.    Continued

         Corporate Express Office Products, Inc./Buhrmann NV:
         ----------------------------------------------------
         Current assets                                           $ 2,824,000
         Non-current assets                                         3,538,000
         Current liabilities                                        1,699,000
         Non-current liabilities                                    2,391,000
         Minority interest                                             29,000

         Net sales                                                $ 4,348,000
         Gross profit                                                 998,000
         Income - continuing operations                                37,000
         Net income                                                    11,000

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

      On November 13, 2000, the Partnership entered into an Agreement and Plan of Merger ("Agreement") with Lexington. On July 20, 2001, the Partnership announced amended terms of the agreement with Lexington. Under the new proposal, Lexington would issue $29,500 in cash and securities, and would assume existing debt of the Partnership. The limited partners would receive 99% of the merger consideration, payable 50% in cash and 50% in Lexington's common shares issued at a value not less than $14.00 per share nor more than $16 per share. The General Partner would receive 1% of the merger consideration in operating partnership units that are convertible into common shares on a one-for-one basis after five years and that would receive the same dividend as holders of common shares receive. The transaction is subject to customary conditions, including approval by Lexington's shareholders and the Partnership's limited partners. On October 12, 2001, a joint consent and proxy solicitation statement/prospectus was mailed to the Partnership's limited partners. The General Partner expects the proposed merger with Lexington to close in the fourth quarter of 2001. As of September 30, 2001, Lexington owns 540 units.

                           NET 1 L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited and dollars in thousands, except per Unit amounts)


5.    Continued

      An affiliate of Lexington is entitled to receive a fee for managing the Partnership's properties in the amount of 1% of gross annual rental receipts (or a greater amount in certain circumstances). Property management fees of $11 were incurred for each of the three months ended September 30, 2001 and 2000. For the nine months ended September 30, 2001 and 2000, property management fees of $39 and $35 were incurred, respectively.

      Lexington is reimbursed by the Partnership for various administrative services performed. For the three and nine months ended September 30, 2001 and 2000 such reimbursements totaled $47 and $43, and $167 and $121, respectively.

6.    Subsequent Event

      On October 16, 2001, the Partnership sold a property located in Brownsville, Texas to the tenant. The Partnership received net proceeds of $2,764 and repaid $1,602 of its outstanding mortgage. The Partnership realized a loss of $456 on the sale.

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

The unpaid cumulative preferred return at September 30, 2001 totaled $17.76 million ($574.42 to $580.27 per Unit, per close), and was reduced by $385,000 ($12.51 per Unit) with the distribution paid in October 2001.

Except for the debt service requirements under the mortgages, there are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of its Partnership Agreement.

Net cash used in financing activities for each of the nine-month periods ended September 30, 2001 and 2000 totaled $1.77 million and $1.74 million, respectively. Cash used in financing activities was primarily attributable to cash distributions to partners and debt service payments.

On November 13, 2000, the Partnership entered into the Agreement with Lexington. On July 20, 2001, the Partnership announced amended terms of the agreement with Lexington. Under the new proposal, Lexington would issue $29.5 million in cash and securities, and would assume existing debt of the Partnership. The limited partners would receive 99% of the merger consideration, payable 50% in cash and 50% in Lexington's common shares issued at a value not less than $14.00 per share nor more than $16 per share. The General Partner would receive 1% of the merger consideration in operating partnership units that are convertible into common shares on a one-for-one basis after five years and that would receive the same dividend as holders of common shares receive. The transaction is subject to customary conditions, including approval by Lexington's shareholders and the Partnership's limited partners. On October 12, 2001, a joint consent and proxy solicitation statement/prospectus was mailed to the Partnership's limited partners. The General Partner expects the proposed merger with Lexington to close in the fourth quarter of 2001. As of September 30, 2001, Lexington owns 540 units.

On October 16, 2001, the Partnership sold a property located in Brownsville, Texas to the tenant. The Partnership received net proceeds of $2,764 and repaid $1,602 of its outstanding mortgage. The Partnership realized a loss of $456 on the sale.

Results of Operations (in thousands)

                                                                                Increase   (Decrease)
                                    Three months ended     Nine months ended    ---------------------
                                       September 30,         September 30,       Three       Nine
                                      2001       2000       2001       2000     Months      Months
                                    -------    -------    -------    -------    -------     -------
Total revenues                      $ 1,169    $ 1,199    $ 4,069    $ 3,763    $   (30)    $   306
                                    -------    -------    -------    -------    -------     -------

Total expenses:
  Interest                              400        442      1,210      1,192        (42)         18
  Depreciation and amortization         252        253        758        677         (1)         81
  General, administrative
   and other                            106         92        353        275         14          78
  Transaction costs                     250        200        250        200         50          50
                                    -------    -------    -------    -------    -------     -------
                                      1,008        987      2,571      2,344         21         227
                                    -------    -------    -------    -------    -------     -------
Income before write-down
 of property held for sale          $   161    $   212    $ 1,498    $ 1,419    $   (51)    $    79
                                    =======    =======    =======    =======    =======     =======

Total revenues decreased in the three months, due to lower interest earned. Total revenues increased in the nine months, due to percentage rent received in the first quarter of 2001.

Interest expense decreased in the three months due to mortgage amortization. Interest expense did not materially change in the nine months.

Depreciation expense increased in the nine months, primarily due to a full period of ownership of the Henderson, North Carolina property.

General, administrative and other expenses increased in the three and nine months due to an increase in property operating expenses and overhead.

During the quarter, the Partnership accrued costs relating to the proposed acquisition of limited partners and general partner interest by Lexington.

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

ITEM 2.    Changes in Securities - not applicable.

ITEM 3.    Defaults under the Senior Securities - not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.    Other Information - not applicable.

ITEM 6.    Exhibits and Reports on Form 8-K.

           (a)   Exhibits.
                 Exhibit No.             Exhibit
                 -----------             -------
                    --                    None.

           (b) Reports on Form 8-K filed during the third quarter ended September 30, 2001.

                 (1) Form 8-K filed July 20, 2001, provided amendment of the agreement with Lexington.

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

                                                  NET 1 L.P.

                                             By:  Lepercq Net 1 L.P.
                                                  its general partner

                                             By:  Lepercq Net 1 Inc.
                                                  its general partner


Date:  November 14, 2001                     By:  /s/ E. Robert Roskind
      ------------------------------              -------------------------
                                                  E. Robert Roskind
                                                  President